Form 10QSB
period 1996-03-31
FOOD COURT ENTERTAINMENT NETWORK INC
filed 1996-05-15
CIK 940800

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   ----------


                                   FORM 10-QSB


                   Quarterly Report under Section 13 or 15(d) of the Securities and Exchange Act of 1934

                    For quarterly period ended March 31, 1996

                         Commission file number 0-26828
                                                -------



                     FOOD COURT ENTERTAINMENT NETWORK, INC.
             (Exact name of registrant as specified in its charter)



         Delaware                                      51-0338736
- - --------------------------------        ---------------------------------------
(State or other Jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)



                   34-12 36th Street, Astoria, New York, 11106
                                 (718) 937-5757
              (Registrant's telephone number, including area code)

                                   ----------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes [ x/ ] No [     ]


As of March 31, 1996, there were 3,793,125 shares of Series A Common Stock, $0.01 par value of the registrant outstanding, 1,126,115 shares of Series B Common Stock, $0.01 par value of the registrant outstanding, 4,345,000 Class A Warrants of the registrant outstanding, and 3,220,000 Class B Warrants of the registrant outstanding.

                     FOOD COURT ENTERTAINMENT NETWORK, INC.



                                      INDEX



         PART I   FINANCIAL INFORMATION

         Item 1.  Condensed Financial Statements

                  Condensed Balance Sheets as of
                  December 31, 1995 and
                  March 31, 1996 (unaudited)....................... 1

                  Condensed Statements of Operations
                  for the three months ended March 31,
                  1996 and 1995 (unaudited) and for
                  Period of Inception (February 12,
                  1996) through March 31, 1996......................2

                  Condensed Statements of Cash Flows
                  for the three months ended September 30,
                  1996 and 1995 (unaudited) and for the
                  Period of Inception (February 12,
                  1996) through March 31, 1996......................3

                  Notes to Condensed Financial Statements...........4

         Item 2.  Managements Discussion and Analysis
                  of Financial Condition and Results of
                  Operations........................................6

         PART II  OTHER INFORMATION.................................9

                  Signature Page...................................10

                     FOOD COURT ENTERTAINMENT NETWORK, INC.
                          (a development stage company)

                           CONDENSED BALANCE SHEETS
                                  (Unaudited)


                                                                                                    December 31,         March 31,
                                                                                                        1995              1996
                                                                                                                       (unaudited)
                                                                                                    ------------       ------------
                        ASSETS

Current assets-cash and cash equivalents .....................................................      $  5,191,897       $  3,515,611
Fixed assets-(less accumulated depreciation of $197,221 and $281,907 respectively) ...........         1,435,273          1,550,591
Other assets .................................................................................             8,630             13,808
                                                                                                    ------------       ------------
        TOTAL ASSETS .........................................................................      $  6,635,800       $  5,080,010
                                                                                                    ============       ============

                        LIABILITIES
Current Liabilities:
   Accounts payable ..........................................................................      $    284,431       $    142,440
   Accrued expenses ..........................................................................           448,161            259,162
                                                                                                    ------------       ------------
Total current liabilities ....................................................................           732,592            401,602
Due to former employee .......................................................................           200,000            200,000
                                                                                                    ------------       ------------
        TOTAL LIABILITIES ....................................................................           932,592            601,602
                                                                                                    ============       ============



                        STOCKHOLDERS' EQUITY
Preferred stock- 5,000,000 shares authorized, none issued
Common Stock:
Series A common stock-$.01 par value, 25,000,000 shares authorized
 3,793,125 outstanding .......................................................................      $     37,931       $     37,931
Series B common stock-$.01 par value, 1,250,000 shares authorized
 1,146,250 outstanding .......................................................................            11,462             11,462
Additional Paid in Capital ...................................................................        15,074,356         15,074,356
Deficit accumulated during the development stages ............................................        (9,420,340)       (10,645,140)
                                                                                                    ------------       ------------
   Total .....................................................................................         5,703,409          4,478,609
Treasury stock ...............................................................................              (201)              (201)
                                                                                                    ------------       ------------
        TOTAL STOCKHOLDERS' EQUITY ...........................................................         5,703,208          4,478,408
               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....................................      $  6,653,800       $  5,080,010
                                                                                                    ============       ============

            See accompanying notes to condensed financial statements

                     FOOD COURT ENTERTAINMENT NETWORK, INC.
                          (a development stage company)
                             STATEMENT OF OPERATIONS
                                   (unaudited)




                                                                                                                   February 12, 1992
                                                                                                                      (Inception)
                                                                                                                        Through
                                                                                       March 31,                        March 31,
                                                                               1995                  1996                 1996
                                                                            ----------           -----------       ----------------

General and administrative expenses .............................               94,884               173,953              1,168,830

Development costs ...............................................              513,632             1,104,316              8,983,551
                                                                            ----------           -----------            -----------
        Total ...................................................              608,516             1,278,269             10,152,381

Other (income) expenses:

        Interest Expense ........................................               77,011                     0                641,205

        Interest and other (income) .............................               (1,109)              (53,469)              (148,446)
                                                                            ----------           -----------            -----------
NET (loss) ......................................................             (684,418)           (1,224,800)            10,645,140
                                                                            ==========           ===========            ===========
Net (loss) per share of
        common stock ............................................           $    (0.22)          $     (0.25)
                                                                            ==========           ===========
Number of common share and common
        share equivalents used in computation ...................            2,422,517             4,919,240
                                                                            ==========           ===========

            See accompanying notes to condensed financial statements

                     FOOD COURT ENTERTAINMENT NETWORK, INC.
                         (a development stage company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                  Three Month period ending   February 12, 1992
                                                                                           March 31,             (inception)
                                                                                 ---------------------------       through
                                                                                    1995            1996        March 31, 1996
                                                                                 ----------      -----------  -----------------
Cash Flows from Operating Activities:
        Net (loss) ..........................................................     $(684,418)     $(1,224,800)     $(10,645,140)
        Adjustments to reconcile net income(loss)
             cash provided by operating activities:
                   Depreciation and amortization ............................        86,459           84,687           805,077
                   Value assigned to options and
                       warrants issued as compensation ......................                                          108,583
                  Changes in operating assets and liabilities:
                      (Increase) decrease in other assets ...................       (96,409)          (5,178)           (8,142)
                      Increase (decrease) in accrued
                         expenses and other liabilities .....................       121,617         (330,990)          601,602
                                                                                 ----------      -----------      ------------
                            Net Cash (used in) operating activities .........      (572,751)      (1,476,281)       (9,138,020)
                                                                                 ----------      -----------      ------------
Cash Flows from Investing Activities
        Purchase of property and equipment ..................................      (417,432)        (200,005)       (1,832,499)
        Organization costs ..................................................                                          (11,336)
                                                                                 ----------      -----------      ------------
        Net Cash (used by) Investing Activities .............................      (417,432)        (200,005)       (1,843,835)
                                                                                 ----------      -----------      ------------
Cash Flows from Financing Activities:

        Net proceeds from sale of preferred
           and common stock .................................................                                       15,711,828
        Capital contribution ................................................                                           32,500
        Redempton of preferred stock ........................................                                       (1,146,250)
        Preferred dividends paid ............................................                                         (148,112)
        Proceeds from bridge loan ...........................................       850,000                          2,250,000
        Repayment of bridge loan ............................................                                       (2,250,000)
        Deferred financing costs ............................................      (110,500)                          (292,500)
        Deferred registration costs .........................................                                          390,000
        Proceeds from (repayment of) directors and
           officers loans ...................................................                                          (50,000)
        Proceeds from note payable ..........................................                                          954,572
        Repayment of note payable ...........................................                                         (954,572)
                                                                                 ----------      -----------      ------------
        Net Cash Provided by Financing Activities ...........................       739,500                0        14,497,466
                                                                                 ----------      -----------      ------------
NET INCREASE (DECREASE) IN CASH .............................................      (250,683)      (1,676,286)        3,515,611
Cash at beginning of period .................................................       777,457        5,191,897                 0
                                                                                 ----------      -----------      ------------
CASH AT END OF PERIOD .......................................................      $526,774       $3,515,611        $3,515,611
                                                                                 ==========      ===========      ============
Supplemental schedule of Non Cash financing activities:
  Warrants issued in connection with bridge loan ............................    $       --      $        --          $225,000
  Director and officer loans exchanged for common
     and preferred stock ....................................................                                          150,000
  Director loan contributed to capital ......................................                                          190,000

Supplemental disclosure of cash flow information:
  Cash paid for interest ....................................................         7,012                             336,406


            See accompanying notes to condensed financial statements

                     FOOD COURT ENTERTAINMENT NETWORK, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


Financial Statements
- - --------------------

In the opinion of management, the accompanying unaudited, condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company and its results of operations and cash flow for the interim periods presented. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission and, therefore, do not include all disclosures required by generally accepted accounting principles.

The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year.

These financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

Loss Per Share of Common Stock
- - ------------------------------

Net loss per share of common stock for the three months ended March 31, 1995 is based on the weighted average number of shares outstanding during such period, as modified in accordance with "cheap stock" rules of the Securities and Exchange Commission. For the three months ended March 31, 1996 options and warrants have been excluded as they are anti-dilutive. Series B common shares in escrow have been excluded for all periods. Net loss has been adjusted for the three months ended March 31, 1995 for the amortization of an assumed discount on the Series A redeemable preferred stock.

Commitments
- - -----------

In April 1996 the Company entered into a two-year agreement (the "Agreement") with Turner Private Network, Inc. ("Turner") pursuant to which Turner will be the exclusive provider of programming to the Company for its Cafe USA Network and Turner Broadcasting Sales, Inc. will be the exclusive sales agent. As consideration the Company will deliver to Turner a promissory note for $1,250,000 and will issue 250,000 shares of its Series A common stock. The promissory note is payable to Turner upon the later of (i) March 31, 1997 or
(ii) completion and timely delivery of 52 weekly programs. The value of the promissory note will be charged to operations over the first year of the Agreement and operations will be charged for the fair value of the shares when they are earned by Turner. The second year of programming provides for payment of up to $3,500,000 in cash or other consideration to be determined. The Company will pay sales commissions of 10% and up to 15% of net ad sales (as defined in the Agreement) for the first and second year, respectively. Pursuant to the Agreement, the Company will nominate one member of Turner management and has decided to add an additional member of Turner management to the Company's Board of Directors.

The Company and Capital Cities/ABC New Media Sales ("Capital Cities/ABC") have preliminarily agreed to suspend a representation agreement between the parties pursuant to which Capital Cities/ABC provided sales representation services to the Company. The Company will pay Capital Cities/ABC an aggregate of $100,000 on or before October 1, 1996 and by October 1, 1997 will either resume such agreement or pay $100,000 to terminate such agreement. As of March 31, 1996 the Company has $57,500 accrued in connection with this agreement.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Report. The Company is a development stage company which has engaged primarily in research relating to acceptance of Cafe USA by advertisers, mall operators and mall visitors, the development of programming to conduct necessary testing and the test of the Cafe USA model. The Company has no history of revenues and currently has no commitments for revenues. The Company's principal expenses from its inception through March 31, 1996 have been salaries and payments to consultants ($3,566,800), production costs for Cafe USA programming ($2,433,100) and advertising/marketing expenses ($1,056,000). Additionally, the Company invested approximately $1,832,500 in capital equipment through March 31, 1996. Accordingly, as of March 31, 1996, the Company had a deficit accumulated in the development stage of approximately $10,645,100. The Company continues to incur substantial losses and is utilizing the proceeds of its initial public offering (the "Offering") to continue its business. For the foreseeable future, and until significant sales, if any, of advertising occur, the Company expects losses to continue and is entirely dependent on public or private financing.

         During the first quarter of fiscal 1996, the Company assessed the results of its programming and advertising broadcasting on the CAFE USA Network during the fourth quarter of 1995 (the "Evaluatory Period") and entered into discussions with advertisers, mall developers and potential sources of financing.

         General and administrative expenses increased for the three months ended March 31, 1996 compared to the corresponding prior year period due principally to additional costs for staffing and consultants.

         Development costs increased for the three months ended March 31, 1996, as compared to the corresponding prior year period, due to the increased programming, broadcast operations and market research costs associated with the broadcast of programming in four malls.

         Interest expense decreased from the corresponding prior year period due to repayment of bank loans and bridge notes.

Charge to Income in the Event of Release of Escrow Shares

         In connection with the offering of units of Series A Common Stock and Series A Redeemable Preferred Stock beginning in November, 1993 (the "Preferred Stock Unit Offering"), 750,000 shares of Series B Common Stock were placed in escrow of which 103,750 have been canceled effective as of July 5, 1994. In the event the Company attains any of the earnings thresholds or the Company's Series A Common Stock meets certain minimum purchase prices required for the release of the Escrow Shares, such release will require the Company to recognize additional compensation expense for shares held by officers, directors, consultants and employees. Such charges could substantially increase the loss or reduce or eliminate the Company's net income, if any, for financial reporting purposes for the period in which the Escrow Shares are released or are probable of being released. Although the amount of compensation expense recognized by the Company will not affect the Company's total stockholders' equity or its working capital, it may have a depressive effect on the market price of the Company's securities. If neither the required earnings or sale price are attained by December 31, 1998, the Escrow Shares as well as any dividends or other distributions made with respect thereto, will be contributed to the capital of the Company.

Liquidity and Capital Resources

         On October 16, 1995, the Company closed the Offering of 2,800,000 Units, each Unit consisting of one share of Series A Common Stock, one Class A Warrant and one Class B Warrant, to D. H. Blair Investment Banking Corp. (the "Underwriter") and on November 9, 1995 the Company closed the sale of an additional 420,000 Units to the Underwriter pursuant to the Underwriter's over-allotment option. The total net proceeds to the Company from the foregoing sales was approximately $13,811,000. The proceeds were used for redemption of preferred stock (approximately $1,294,000), repayment of notes and bank loans (approximately $3,500,000), payment of accrued expenses and other indebtedness (approximately $2,100,000) and approximately $2,300,000 was used to fund the Evaluatory Period. The Company has utilized and will continue to utilize the remainder of the proceeds, to fund operations until such time as it begins to receive sufficient revenues from operations, if ever.

         As of March 31, 1996, the Company had working capital of $3,114,009. The Company has financed its operation to date almost exclusively through private placements of securities and bank loans and the Offering, including gross proceeds of $2,292,500 through the Preferred Stock Unit Offering in 1994, $2,250,000 through a Bridge Note financing in 1994 and 1995, $1,086,000 through bank loans and $16,100,000 through the Offering.

         The Company's operating activities used net cash of $1,476,281 during the three months ended March 31, 1996, primarily as a result of its net loss from operations of $1,224,800. No cash was provided from financing activities during the first quarter and investing activities used net cash of approximately $200,000 for the purchase of property and equipment.

         The Company has employment contracts with 6 executive officers and employees and consulting agreements with 3 consultants, which provide for aggregate salaries and consultants fees in 1996 in the amount of approximately $900,000. The Company's lease agreement for its offices provides for monthly payments of approximately $4,000.

         The Company has entered into a settlement agreement with a former director and officer of the Company dated October 12, 1993 regarding any claims he had or may have had with respect to continued employment with the Company and rights to acquire additional securities of the Company for $200,000. Payments under such settlement agreement will be made from 25% of "Excess Cash Flow" (as defined below) of the Company, if any. However, the entire remaining unpaid balance of the $200,000 shall be due and payable regardless of the Company's cash flow no later than December 31, 1997. Interest will accrue on such obligation at the prime rate commencing January 1, 1996 and will be paid quarterly thereafter. "Excess Cash Flow" is defined in the agreement as follows: for any fiscal quarter (i) net income before taxes of the Company for such fiscal quarter, plus (ii) amortization and other non-cash charges during such fiscal quarter (to the extent deducted in computing net income), minus (iii) capital expenditures made or accrued during such fiscal quarter. Dividends and redemptions shall not be treated as expenses in determining the Company's net income. In addition to the above, the settlement agreement provided for the purchase by the former director and officer from the Company of 11,240 shares of the Company's Class B common stock at a price of $.01 per share and the payment of consulting fees for services provided at the request of the Company.

         The Company entered into an agreement with an advisor for assistance in obtaining certain financing transactions. The Company has made certain payments pursuant to the agreement and, although the Company has terminated such agreement, it may be required to pay consideration, including warrants, in the future to such advisor for any financing obtained by the Company from sources within the scope of the agreement.

         In connection with the underwriting agreement for the public offering, the Company entered into an agreement with the Underwriter that provides for a finder's fee to be paid to the Underwriter if it consummates a merger, acquisition, joint venture, or other similar transaction with a party introduced by the Underwriter during the five year period from the consummation of the Offering. The fee is based on a percentage of the consideration paid in the transaction ranging from 7% of the first $1,000,000 to 2 1/2% of any consideration in excess of $9,000,000.

         The Company has agreed not to solicit Warrant exercises other than through the Underwriter. Upon any exercise of the Class A or Class B Warrants after one year from the date of the Offering, the Company will pay the Underwriter a fee of 5% of the aggregate exercise price, if (i) the market price of the Company's Series A Common Stock on the date the Warrant is exercised is greater than the then exercise price of the Warrants; (ii) the exercise of the Warrant was solicited by a member of the National Association of Securities Dealers, Inc.; (iii) the warrantholder designates in writing that the exercise of the Warrant was solicited by a member of the National Association of Securities Dealers, Inc. and designates in writing the broker-dealer to receive compensation for such exercise; (iv) the Warrant is not held in a discretionary account; (v) disclosure of compensation arrangements was made both at the time of the Offering and at the time of exercise of the Warrants; and (vi) the solicitation of exercise of the Warrant was not in violation of Rule 10b-6 promulgated under the Exchange Act.

         In connection with the Preferred Stock Offering, D.H. Blair Investment Banking Corp. was granted a five-year right of refusal to act as underwriter for any public or private offerings by the Company or any holder of 5% or more of the Company's Series B Common Stock (with certain exceptions).

Plan of Operation

         The Company's strategy for the development of the Cafe USA network consists of two phases. The first phase of the strategy was the Evaluatory Period which was conducted in four major enclosed malls in the Chicago, Philadelphia, New York and Greenville, SC, market areas in the fourth quarter of 1995. The purpose of the Evaluatory Period was to demonstrate the acceptance of Cafe USA by the marketplace, including advertisers, mall operators and Food Court visitors, and, assuming marketplace acceptance, determine the pricing structure for future advertising. During the Evaluatory Period the Company retrofited the sound systems and completed the installation of equipment in the four malls, and broadcast programming for approximately two and a half months. Fifteen advertisers participated in the Evaluatory Period at no cost to such advertisers. Approximately $2,300,000 was expended for the Evaluatory Period.

         The Company engaged A.C. Nielsen to conduct market research of consumer reactions and measure their recall during the Evaluatory Period. At the conclusion of the Evaluatory Period and for approximately two months thereafter, the Company evaluated the results of the 1995 Nielsen Survey and advertiser and mall operator reaction. Based upon the preliminary results of the A.C. Nielsen market research, the Company believes that sufficient support for the Cafe USA concept exists in the marketplace to justify further expansion and proceed with the second phase of its business plan, the expansion and installation of Cafe USA in Food Courts throughout the country (the "Mall Buildout"). However, the acceptance of the Cafe USA concept will ultimately be determined by the extent to which advertisers are willing to commit expenditures for advertising on Cafe USA. There are no assurances that advertisers will be willing to commit significant expenditures for such advertising, in which event the Company will lack sufficient revenues to sustain operations. Furthermore, if advertisers are unwilling to commit material expenditures towards advertising on Cafe USA or advertisers feedback otherwise indicates that the Cafe USA program in its current format is not being accepted by the marketplace, the Company will attempt to determine the reasons therefor, determine the modifications or changes necessary to gain marketplace acceptance, and, if possible, implement such modifications or changes. If the Company determines that it is unable to modify or revise the Cafe USA program or delivery thereof in a manner that will achieve marketplace acceptance, the Company may be forced to cease operations. Furthermore, it is possible that required modifications or revisions to Cafe USA would exhaust all of the Company's available capital prior to the Mall Buildout phase.

         Based upon its current plan to proceed with the Mall Buildout, the Company is seeking to obtain commitments from advertisers for participation in mall expansion and is negotiating with mall operators for installation and operation of Cafe USA in additional malls. The Company installed Cafe USA in a fifth mall in Las Vegas, Nevada, with broadcasting of programming having commenced May 1, 1996. The Company has limited cash and cash equivalents remaining for expansion after the Evaluatory Period (estimated to be approximately $3,114,000 at April 30, 1996) and without additional financing, of which there can be no assurance, the Company will not be able to pursue its expansion plans. Further, the Company will only begin preparations for the Mall Buildout if management has received additional funds sufficient to finance the Mall Buildout and commitments from advertisers for a significant portion of advertising time at reasonable commercial rates. If the Company determines to go forward with the Mall Buildout, it is estimated that the preparations for expansion into each additional mall would take approximately 90 days from the receipt of mall commitment. It is not anticipated that revenues during the initial phase of the Mall Buildout will be sufficient to cover the Company's operating expenses and until it has achieved a presence in a significant number of malls. The Mall Buildout is dependent upon the Company obtaining financing for the lease or purchase and installation of the monitors and sound systems, producing and developing programming and for marketing the Cafe USA Network to advertisers and mall developers. Without additional financing, it is estimated that the proceeds of the Offering will be sufficient to fund operations in five malls only through the fourth quarter of fiscal 1996. The Company is negotiating with potential suppliers of the equipment and programming and others to provide such financing. There is no assurance that the financing will be available. If a supplier of the equipment does not provide the financing, and if the Company is not able to obtain alternative financing, the Company will be unable to pursue its plan of operations and may be forced to cease business.

         On April 16, 1996, the Company entered into a two-year agreement (the "Agreement") with Turner Private Network, Inc. ("Turner") pursuant to which

Turner will be the exclusive provider of programming to the Company for the Company's Cafe USA Network ("Cafe USA") and Turner Broadcasting Sales, Inc. ("Turner Sales") will act as exclusive advertising sales agent for Cafe USA for two years. The Agreement provides for the execution of definitive programming and sales agreements by May 15, 1996, which date may be extended by mutual consent. Under the Agreement the Company will pay $2,500,000 for the first 52 weekly programs produced during the initial 12 months of the Agreement, of which $1,250,000 shall be paid by the issuance of 250,000 shares of Series A Common Stock of the Company with the balance of first year payment ($1,250,000) to be paid in the form of a promissory note payable to Turner upon maturity of the later to occur of (i) March 31, 1997 and (ii) completion and timely delivery of 52 weekly programs produced by Turner. The value of the promissory note will be charged to operations over the first year of the Agreement and operations will be charged for the fair value of the shares when they are earned by Turner. The second year of programming provides for payment of up to $3,500,000 in cash or other consideration to be determined to be paid in monthly installments. Payment for advertising sales will be on a commission basis to be set forth in a sales agreement to be entered into between the parties, which provides for commissions of 10% of Net Ad Revenues (as defined in the Agreement) of Cafe USA for the first twelve months and up to 15% of Net Ad Revenues for the second year. Production of programming for the first year will start on a gradual basis until June, 1996, when full production of new weekly programs for broadcast into five malls will begin. The Company is currently seeking additional financing and advertiser commitment required to commence expansion of its Cafe USA Network.

         Pursuant to the Agreement, the Company will nominate one member of Turner Management to the Company's Board of Directors and has decided to add an additional member of Turner Management to the Company's Board.

         The Company and Capital Cities/ABC New Media Sales ("Capital Cities/ABC") have preliminarily agreed to suspend a Representation Agreement between the parties pursuant to which Capital Cities/ABC provided sales representation services to the Company. The Company will pay Capital Cities/ABC an aggregate of $100,000 on or before October 1, 1996 and by October 1, 1997 will either resume such agreement or pay $100,000 to terminate such agreement. As March 31, 1996 the Company has $57,500 accrued in connection with this agreement.

                                     PART II

                                OTHER INFORMATION



Item 1.           Legal Proceedings
                  Not applicable


Item 2.           Changes in Securities
                  Not applicable


Item 3.           Defaults Upon Senior Securities
                  Not applicable


Item 4.           Submission of Matters to a Vote of Securities Holders
                  Not applicable


Item 5.           Other Information
                  Not applicable


Item 6.           Exhibits and Reports on Form 8-K

                  (a) Exhibit 11


                  (b) No reports on Form 8-K were filed during the quarter for which this report was filed. The Company filed a report on Form 8-K with the Securities and Exchange on April 29, 1996, relating to the execution of the Agreement with Turner.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                 Food Court Entertainment Network, Inc.
                                 --------------------------------------
                                     (Registrant)




       May 13, 1996        By:   /s/ Stephen G. Bowen
       ------------              -----------------------------------
         (Date)                      Stephen G. Bowen, President



       May 13, 1996        By:   /s/ Darren M. Sardoff
       ------------              -----------------------------------
         (Date)                      Darren M. Sardoff, Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit                                                            Page
Number                       Document                              Number
- - ------                       --------                              ------

   11                        Schedule of Computation of             1
                             Net Loss Per Share