Form 10QSB
period 1996-06-30
FOOD COURT ENTERTAINMENT NETWORK INC
filed 1996-08-14
CIK 940800

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   ----------


                                   FORM 10-QSB


                   Quarterly Report under Section 13 or 15(d) of the Securities and Exchange Act of 1934

                    For quarterly period ended June 30, 1996

                         Commission file number 0-26828
                                                -------



                     FOOD COURT ENTERTAINMENT NETWORK, INC.
             (Exact name of registrant as specified in its charter)



         Delaware                                      51-0338736
- --------------------------------        ---------------------------------------
(State or other Jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)



                   220 E. 42nd St., New York, New York, 10017
                                 (212) 983-4500
              (Registrant's telephone number, including area code)

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


As of June 30, 1996, there were 3,918,125 shares of Series A Common Stock, $0.01 par value of the registrant outstanding, 1,126,115 shares of Series B Common Stock, $0.01 par value of the registrant outstanding, 4,345,000 Class A Warrants of the registrant outstanding, and 3,220,000 Class B Warrants of the registrant outstanding.

                     FOOD COURT ENTERTAINMENT NETWORK, INC.

                                      INDEX



Part I.    FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

           Condensed Balance Sheets as of Dec 31, 1995
           (audited) and June 30, 1996 (unaudited)........................... 2

           Condensed Statements of Operations
           for the three months ended
           June 30, 1996 & 1995 (unaudited)
           and for the six months ended
           June 30, 1996 & 1995 (unaudited).................................. 3

           Condensed Statement of Cash Flows
           for the six months ended
           June 30, 1996 & 1995 (unaudited).................................. 4


           Notes to Financial Statements................................... 5-6


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................ 7-12

Part II.   OTHER INFORMATION................................................ 13

           Signature page................................................... 14

                     FOOD COURT ENTERTAINMENT NETWORK, INC.
                          (a development stage company)
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                      June 30,
                                                    December 31,        1996
                                                        1995         (Unaudited)
                                                    ------------     -----------
                                     ASSETS
                                     ------
Current Assets:
  Cash and cash equivalents                          $5,191,897      $2,038,712
  Other curent assets                                        --          12,234
                                                                     ----------
     Total Current Assets                                             2,050,946
Fixed assets-(less accumulated depreciation of
   $197,221 and $377,699 respectively)                1,435,273       1,673,954
Deferred programming                                         --         227,123
Other assets                                              8,630          91,693
                                                     ----------      ----------
    TOTAL ASSETS                                     $6,635,800      $4,043,716
                                                     ==========      ==========

                                   LIABILITIES
                                   -----------
Current Liabilities:
  Accounts payable                                   $  284,431      $  225,813
  Accrued expenses                                      448,161         287,219
                                                     ----------      ----------
Total current liabilities                               732,592         513,032
Due to former employee                                  200,000         200,000
                                                     ----------      ----------
    TOTAL LIABILITIES                                   932,592         713,032
                                                     ----------      ----------

                              STOCKHOLDERS' EQUITY
                              --------------------
Preferred stock-5,000,000 shares authorized,
   none issued
Common Stock:
Series A common stock-$.01 par value,
   25,000,000 shares authorized
   3,918,125 shares outstanding                      $   37,931      $   39,181
Series B common stock-$.01 par value,
   1,250,000 shares authorized
   1,146,250 outstanding                                 11,462          11,462
Additional Paid in Capital                           15,074,356      15,423,106
Deficit accumulated during the development stages    (9,420,340)    (12,142,864)
                                                     ----------     -----------
  Total                                               5,703,409       3,330,885
Treasury stock                                             (201)           (201)
                                                     ----------     -----------
    TOTAL STOCKHOLDERS' EQUITY                       $5,703,208     $ 3,330,684
                                                     ----------     -----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $6,635,800     $ 4,043,716
                                                     ==========     ===========

            See accompanying notes to condensed financial statements

                      FOOD COURT ENTERTAINMENT NETWORK INC.
                          (a development stage company)
                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                                                    February 12, 1992
                                          Three month period ended       Six month period ended        (Inception)
                                                   June 30,                     June 30,                 Through
                                             1995           1996           1995         1996         June 30, 1996
                                             ----           ----           ----         ----        ----------------
Advertising revenues                             --        10,000              --         10,000           10,000
                                          ---------     ---------       ---------      ---------       ----------
General and administrative expenses           8,169       144,923         103,053        318,876        1,313,753

Development costs                         1,450,053     1,401,784       1,963,685      2,506,100       10,385,335
                                          ---------     ---------       ---------      ---------       ----------
  Total expenses                          1,458,222     1,546,707       2,066,738      2,824,976       11,699,088
                                          ---------     ---------       ---------      ---------       ----------
Operating income (loss)                  (1,458,222)   (1,536,707)     (2,066,738)    (2,814,976)     (11,689,088)

Other (income) expenses:

  Interest expense                           32,233            --         109,244              0          641,205

  Interest and other (income)                  (575)      (38,983)         (1,684)       (92,452)        (187,429)
                                          ---------     ---------       ---------      ---------       ----------
NET (loss)                               (1,489,880)   (1,497,724)     (2,174,298)    (2,722,524)     (12,142,864)
                                          =========     =========       =========      =========       ==========
Net (loss) per share of
  common stock                           $    (0.54)   $    (0.34)     $    (0.78)    $    (0.63)
                                          =========     =========       =========      =========
Number of common share and common
  share equivalents used in computation   2,425,185     4,387,292       2,403,384      4,335,208
                                          =========     =========       =========      =========

            See accompanying notes to condensed financial statements

                     FOOD COURT ENTERTAINMENT NETWORK, INC.
                          (a development stage company)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                            Six month period ending               February 12, 1992
                                                                    June 30,                         (inception)
                                                       ---------------------------------               through
                                                           1995                 1996                June 30, 1996
                                                       ------------          -----------          -----------------
Cash Flows from Operating Activities:
  Net (loss)                                           $(2,174,298)          $(2,722,524)            $(12,142,864)
  Adjustments to reconcile net income(loss)
   cash provided by operating activities:
    Depreciation and amortization                          277,807               180,478                  754,471
    Write-off of debt issuance costs                                                                      146,397
    Value assigned to options and
    warrants issued as compensation                                                                       108,583
   Common Stock issued as consideration for
     programming                                                                 350,000                  350,000
      Changes in operating assets and liabilities:
       (Increase) in other assets                           (1,349)              (30,297)                 (33,261)
       (Increase)in deferred programming                                        (227,123)                (227,123)
       Increase (decrease) in accrued
        expenses and other liabilities                   1,333,606              (219,560)                 713,032
                                                        ----------           -----------             ------------
          Net Cash (Used In) Operating Activities         (564,234)           (2,669,026)             (10,330,765)
                                                        ----------           -----------             ------------
Cash Flows from Investing Activities

  Purchase of property and equipment                    (1,049,840)             (419,159)              (2,051,653)
  Organization costs                                                                                      (11,336)
                                                        ----------           -----------             ------------
  Net Cash (Used By) Investing Activities               (1,049,840)             (419,159)              (2,062,989)
                                                        ----------           -----------             ------------
Cash Flows from Financing Activities:

  Net proceeds from sale of preferred
   and common stock                                            440                                     15,711,828
  Capital contribution                                                                                     32,500
  Redempton of preferred stock                                                                         (1,146,250)
  Preferred dividends paid                                                                               (148,112)
  Proceeds from bridge loan                                850,000                                      2,250,000
  Repayment of bridge loan                                                                             (2,250,000)
  Deferred financing costs                                (110,500)              (65,000)                (357,500)
  Deferred registration costs                             (189,146)
  Proceeds from directors and officers loans                50,000                                        390,000
  (Repayment of) directors and officers loans                                                             (50,000)
  Proceeds from note payable                               256,320                                        954,572
  Proceeds from (repayment of) note payable                                                              (954,572)
                                                        ----------           -----------             ------------
  Net Cash Provided in Financing Activities                857,114               (65,000)              14,432,466
                                                        ----------           -----------             ------------
NET INCREASE (DECREASE) IN CASH                           (756,960)           (3,153,185)               2,038,712
Cash at beginning of period                                777,457             5,191,897                       --
                                                        ----------           -----------             ------------
CASH AT END OF PERIODo                                  $   20,497            $2,038,712             $  2,038,712
                                                        ==========           ===========             ============
Supplemental schedule of Net Cash financing activities:
  Warrants issued in connection with bridge loan        $   85,000                                   $    225,000
  Director and officer loans exchanged for common
   and preferred stock                                                                                    150,000
  Director loan contributed to capital                                                                    190,000

Supplemental disclosure of cash flow information:
  Cash paid for interest                                    16,665                                        336,406

            See accompanying notes to condensed financial statements

                         FOOD COURT ENTERTAINMENT, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Financial Statements

         In the opinion of management, the accompanying unaudited, financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company and its results of operations and cash flow for the interim period presented.

         Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission and, therefore, do not include all disclosures required by generally accepted accounting principles.

         The results of the operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year.

         These financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

Loss Per Share of Common Stock

         Net loss per share of common stock for the six months ended June 30, 1995 is based on the weighted average number of shares outstanding during such period as modified in accordance with "cheap stock' rules of the Securities and Exchange Commission. For the six months ended June 30, 1996 options and warrants have been excluded as they are anti-dilutive. Series B common shares in escrow have been excluded for all periods. Net loss has been adjusted for the six months ended June 30, 1995 for the amortization of an assumed discount on the Series A redeemable preferred stock.

Commitments

         In April 1996 the Company entered into a two-year agreement (the "Agreement") with Turner Private Networks, Inc. ("Turner") pursuant to which Turner will be the exclusive provider of programming to the Company for Cafe USA(R) and Turner Broadcasting Sales, Inc. will be the exclusive sales agent. The Agreement, as amended, provides for the execution of definitive programming and sales agreements by August 16, 1996, which date may be extended by mutual consent. As consideration the Company will deliver to Turner a promissory note for $1,250,000 and will issue 250,000 shares of Series A common stock (125,000 shares of which have been issued). The promissory note is payable to Turner upon the later of (i) March 31, 1997 or (ii) completion and timely delivery of 52 weekly programs. The value of the promissory note and the fair value of the common stock are being charged to operations over the first year of the Agreement. As of June 30, 1996, the Company has charged $122,877 to operations. The second year of programming provides for payment of up to $3,500,000 in cash or other consideration to be determined. The Company will pay sales commissions of 10% and up to 15% of net ad sales (as defined in the Agreement) for the first and second year, respectively. Pursuant to the Agreement, the Company has nominated one member of Turner management to the Company's Board of Directors.

         The Company and Capital Cities/ABC New Media ("Capital Cities/ABC") have suspended a representation agreement between the parties pursuant to which Capital Cities provided sales representation services to the Company. The Company will pay Capital Cities/ABC an aggregate of $100,000 on or before October 1, 1996, of which $25,000 has been paid and by October 1, 1997 will either resume such agreement or pay $100,000 to terminate such agreement. As of June 30, 1996 the Company has $75,000 accrued in connection with this agreement.

         Digital Equipment Corporation ("DEC") has agreed to develop software applications and provide hardware necessary to deliver the Cafe USA(R) program digitally through telephone wires into malls nationwide. The Company and DEC are negotiating the details of the arrangement including discounts on pricing, deferred payment terms, and ownership of and marketing rights to the hardware/software functionality. DEC has begun developing the software and the Company has paid $100,000 as of August 5, 1996 towards these services, and has agreed to pay $50,000 per month through the end of the year or until a completed agreement is negotiated. It is estimated that the total cost of the software applications development will be approximately $1,000,000.

         The Company terminated the employment of Harvey S. Wilson, its former Executive Vice President. Mr. Wilson's employment agreement entitles him to receive severance pay, the exact amount of which is presently being negotiated.

         On August 6, 1996, the Company signed an agreement with Swartz Investments, LLC ("Swartz"), whereby Swartz will act as the Company's placement agent with respect to a planned $5-$8 million Private Placement of Convertible Preferred Stock on a "best efforts" basis.

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULT OF OPERATIONS

Results of Operations

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Report. The Company is a development stage company engaged primarily in the production of programming and the sale and marketing of Cafe USA to advertisers and mall operators. The Company's principal expenses from its inception through June 30, 1996 have been salaries and payments to consultants ($4,200,000), production costs for Cafe USA(R) programming ($2,600,000) and advertising/marketing expenses ($1,100,000). Additionally, the Company invested approximately $2,100,000 in capital equipment and network development through June 30, 1996. Accordingly, as of June 30, 1996, the Company had a deficit accumulated in the development stage of approximately $12,100,000. The Company continues to incur substantial losses and is utilizing the proceeds of its initial public offering (the "Offering") to continue its business. For the foreseeable future, and until significant sales, if any, of advertising occur, the Company expects losses to continue and is entirely dependent on public or private financing.

         During the second quarter of fiscal 1996, the Company continued discussions and negotiated agreements with advertisers, mall developers and potential sources of financing.

         General and administrative expenses increased from the corresponding prior year periods due principally to additional costs for staffing and consultants.

         Development costs decreased for the three months ended June 30, 1996 as compared to the corresponding prior year period due to reduced programming and production costs. Development costs increased for the six month period ended June 30, 1996 as compared to the corresponding prior year period due principally to increased sales and marketing expenses associated with promoting Cafe USA(R) to mall developers, national advertisers and financing sources.

         Interest expense decreased from the corresponding prior year periods due to repayment of bank loans and bridge notes.

Charge to Income in the Event of Release of Escrow Shares

         In connection with the offering of units of Series A Common Stock and Series A Redeemable Preferred Stock beginning in November, 1993 (the "Preferred Stock Unit Offering"), 750,000 share of Series B Common Stock were placed in escrow of which 103,750 have been canceled effective as of July 5, 1994. In the event the Company attains any of the earnings thresholds or the Company's Series A Common Stock meets certain minimum purchase prices required for the release of the Escrow Shares, such release will require the Company to recognize additional compensation expense for shares held by officers, directors, consultants and employees. Such charges could substantially increase the loss or reduce or eliminate the Company's net income, if any, for financial reporting purposes for the period in which the Escrow Shares are released or are probable of being released. Although the amount of compensation expense recognized by the Company will not affect the Company's total stock holders' equity or its working capital, it may have a depressive effect on the market price of the Company's securities. If neither the required earnings or sale price are attained by December 31, 1998, the Escrow Shares as well as any dividends or other distributions made with respect thereto, will be contributed to the capital of the Company.

Liquidity and Capital Resources

         On October 16, 1995, the Company closed the offering of 2,800,000 Units, each Unit consisting of one share of Series A Common Stock , one Class A Warrant and one Class B Warrant to D.H. Blair Investment Banking Corp. (The "Underwriter") and on November 9, 1995 the Company closed the sale of an additional 420,000 Units to the Underwriter pursuant to the Underwriter's over-allotment option. The total net proceeds to the Company from the foregoing sales was approximately $13,811,000. The proceeds were used for redemption of preferred stock (approximately $1,294,000), repayment of notes and bank loans (approximately $3,500,000), payment of accrued expenses and other indebtedness (approximately $2,100,000) and approximately $2,300,000 was used to fund the Evaluatory Period. The Company has utilized and will continue to utilize the remainder of the proceeds to fund operations until such time as it begins to receive sufficient revenue from operations, if ever.

         As of June 30, 1996, the Company had working capital of $1,538,000. The Company has financed its operations to date almost exclusively through private placements of securities and bank loans and the Offering, including gross proceeds of $2,292,500 through the Preferred Stock Unit Offering in 1994, $2,250,000 through a Bridge Note financing in 1994 and 1995, $1,086,000 through bank loans and $16,100,000 through the Offering.

         The Company's operating activities used net cash of $1,193,000 during the three months ended June 30, 1996, primarily as a result of its net loss from operations of $1,490,000 for the three months ending June 30, 1996. $65,000 was used in financing activities during the second quarter and investing activities used net cash of approximately $220,000 for the purchase of property and equipment.

         The Company has employment contracts with 5 executive officers and employees and consulting agreements with 2 consultants, which provide for aggregate salaries and consultant fees in 1996 in the amount of approximately $725,000. The Company's lease agreement for its offices provide for monthly payments of approximately $10,400.

         The Company has entered into a settlement agreement with a former director and officer of the Company dated October 12, 1993 regarding any claims he had or may have had with respect to continued employment with the Company and rights to acquire additional securities of the Company for $200,000. Payments under such settlement agreement will be made from 25% of "Excess Cash Flow"

(as defined below) of the Company, if any. However, the remaining unpaid balance of the $200,000 shall be due and payable regardless of the Company's cash flow no later than December 31, 1997. Interest will accrue on such obligation at the prime rate commencing January 1, 1996 and will be paid quarterly thereafter. "Excess Cash Flow" is defined in the agreement as follows: for any fiscal quarter (i) net income before taxes of the company for such fiscal quarter, plus
(ii) amortization and other non-cash charges during such fiscal quarter (to the extent deducted in computing net income), minus (iii) capital expenditures made or accrued during such fiscal quarter. Dividends and redemptions shall not be treated as expenses in determining the Company's net income. In addition to the above, the settlement agreement provided for the purchase by the former director and officer from the Company of 11,240 shares of the Company's Series B Common Stock at a price of $0.01 per share and the payment of consulting fees for services provided at the request of the Company.

         The Company entered into an agreement with an advisor for assistance in obtaining certain financing transactions. The Company has made certain payments pursuant to the agreement and although, the Company has terminated such agreement, it may be required to pay consideration, including warrants, in the future to such advisor for any financing obtained by the Company from sources within the scope of the agreement.

         In connection with the underwriting agreement for the public offering, the Company entered into an agreement with the Underwriter that provides for a finder's fee to be paid to the Underwriter if it consummates a merger, acquisition, joint venture or other similar transaction with a party introduced by the Underwriter during the five-year period from the consummation of the Offering. The fee is based on a percentage of the consideration paid in the transaction ranging from 7% of the first $1,000,000 to 2 1/2 % of any consideration in excess of $9,000,000.

         The Company has agreed not to solicit Warrant exercises other than through the Underwriter. Upon any exercise of the Class A or Class B Warrants after one year from the date of Offering, the Company will pay the Underwriter a fee of 5% of the aggregate exercise price, if (i) the market price of the Company's Series A Common Stock on the date the Warrant is exercised is greater than the then exercise price of the Warrants; (ii) the exercise of the Warrant was solicited by a member of the National Association of Securities Dealers, Inc.; (iii) the warrantholder designates in writing that the exercise of the Warrant was solicited by a member of the National Association of Securities Dealers, Inc. and designates in writing the broker-dealer to receive compensation for such exercise; (iv) the Warrant is not held in a discretionary account; (v) disclosure of compensation arrangements was made both at the time of the Offering and at the time of exercise of the Warrants; (vi) the solicitation of exercise of the Warrant was not in violation of Rule 10b-6 promulgated under the Exchange Act.

         In connection with the Preferred Stock Offering, D.H. Blair Investment Banking Corp. was granted a five year right of refusal to act as underwriter for any public or private offerings by the Company or any holder of 5% or more of the Company's Series B Common Stock (with certain exceptions).

Plan of Operation

         The Company is in its development stage. To date, the activities have consisted primarily of designing and developing Cafe USA(R) programming, establishing contacts with potential advertisers and mall operators, producing and evaluating test pilots of Cafe USA(R), developing and refining an acoustical system for delivery of programming into mall Food Courts, and implementation of the Cafe USA(R) network and installing and operating Cafe USA(R) in five mall food courts. Through June 30, 1996, the Company has expended approximately $10 million dollars in development activities.

         As of August 12, 1996, the Company had agreements and/or letters of intent with four advertisers: Sears, AT&T, Lee Jeans and ABC Entertainment (for the fourth quarter of 1996). As part of a preliminary programming and sales agreement Turner (and its affiliates) is also an advertiser. There can be no assurances, however, that advertisers will be willing to commit significant expenditures for advertising on Cafe USA(R) in which event the Company will lack sufficient revenues to sustain operations. Furthermore, if advertisers are not willing to commit material expenditures towards advertising on Cafe USA(R) or advertisers feedback otherwise indicates that the Cafe USA(R) program in its current format is not being accepted by the marketplace, the Company will review the data to determine reasons therefore, determine the modifications or changes necessary to gain marketplace acceptance, if possible, and implement such modifications or changes. If the Company determines that it is unable to modify or revise the Cafe USA(R) program or delivery thereof, in a manner that will achieve marketplace acceptance, the Company may be forced to cease operations. Furthermore, it is possible that required modifications or revisions to Cafe USA(R) would exhaust all of the Company's available capital.

         Based upon the current plan to proceed with the expansion of Cafe USA into additional malls, the Company is seeking to obtain commitments from advertisers for participation in the mall expansion and is negotiating with mall operators for installation and operation of Cafe USA(R). The Company installed Cafe USA(R) in a fifth mall in Las Vegas, Nevada, with broadcasting of programming having commenced May 1, 1996, and has agreements to install Cafe USA(R) in the White Flint Mall, located in North Bethesda, Maryland, and the Springfield Mall, located in Springfield, Virginia.

         The Company has limited cash and cash equivalents remaining for expansion (estimated to be approximately $1,630,000 at July 31, 1996) and without additional financing, of which there can be no assurance, the Company will not be able to pursue its expansion plans. If the Company determines to go forward with a mall installation, it is estimated the preparations for installation in each additional mall would take approximately 90 days from the receipt of mall commitment. It is not anticipated that revenue during the initial phase of the mall expansion will be sufficient to cover the Company's operating expenses. Until the Company has achieved a presence in a significant number of malls, the mall expansion is dependent upon the Company obtaining financing for the lease or purchase of the equipment installation, production and development of programming and the marketing of Cafe USA(R) to advertisers and mall developers. Without additional financing, it is estimated that the proceeds of the Offering will be sufficient to fund operations in five malls only through the fourth quarter of fiscal 1996. The Company is negotiating with potential suppliers of equipment and programming and others to provide such financing. There is no assurance that the financing will be available. If a supplier of the equipment does not provide the financing and if the Company is not able to obtain alternative financing, the Company will be unable to pursue its plan of operations and may be forced to cease business.

         On April 16, 1996, the Company entered into a two-year agreement (the "Agreement") with Turner Private Networks, Inc. ("Turner") pursuant to which Turner will be the exclusive provider of programming to the Company for Cafe USA(R) and Turner Broadcasting Sales, Inc. ("Turner Sales") will act as exclusive advertising sales agent for Cafe USA(R). The Agreement, as amended, provides for the execution of definitive programming and sales agreements by August 16, 1996, which date may be extended by mutual consent. Under the agreement the Company will pay $2,500,000 for the first 52 weekly programs produced during the initial 12 months Agreement, of which $1,250,000 shall be paid by issuance of 250,000 shares of Series A Common Stock of the Company with the balance of first year payment ($1,250,000) to be paid in the form of a promissory note payable to Turner upon the maturity of the later to occur: (i) March 31, 1997 and (ii) completion and timely delivery of 52 weekly programs produced by Turner. The value of the promissory note and the fair value of the common stock are being charged to operations over the first year of the Agreement. The second year of programming provides for payment of up to $3,500,000 in cash or other consideration to be determined to be paid in monthly installments. Payment for advertising sales will be on a commission basis to be set forth in a sales agreement to be entered into between the parties, which provides for commissions of 10% of Net Ad revenues (as defined in the Agreement) of Cafe USA(R) for the first twelve months and up to 15% Net Ad revenues for the second year. Production of programming for the first year started on a gradual basis until June, 1996, when full production of new weekly programs for broadcast into five malls began.

         The Company and Capital Cities/ABC New Media ("Capital Cities/ABC") have suspended a representation agreement between the parties pursuant to which Capital Cities provided sales representation services to the Company. The Company will pay Capital Cities/ABC an aggregate of $100,000 on or before October 1, 1996, of which $25,000 has been paid and by October 1, 1997 will either resume such agreement or pay $100,000 to terminate such agreement. As of June 30, 1996 the Company has $75,000 accrued in connection with this agreement.

         Digital Equipment Corporation ("DEC") has agreed to develop software applications and provide hardware necessary to deliver the Cafe USA(R) program digitally through telephone wires into malls nationwide. The Company and DEC are negotiating the details of the arrangement including discounts on pricing, deferred payment terms, and ownership of and marketing rights to the hardware/software functionality. DEC has begun developing the software and the Company has paid $100,000 as of August 5, 1996 towards these services, and has agreed to pay $50,000 per month through the end of the year or until a completed agreement is negotiated. It is estimated that the total cost of the software applications development will be approximately $1,000,000.

         On August 6, 1996, the Company signed an agreement with Swartz Investments, LLC ("Swartz"), whereby Swartz will act as the Company's placement agent with respect to a planned $5-$8 million Private Placement of Convertible Preferred Stock on a "best efforts" basis.

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

Item 3.    Defaults Upon Senior Securities
           Not applicable

Item 4.    Submission of Matters to a Vote of Securities Holders
           Not applicable

Item 5.    Other Information
           Not applicable

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibit 11

           (b) The Company filed a report on Form 8-K with the Securities and Exchange Commission on April 29, 1996, relating to the execution of the Agreement with Turner.

                                  SIGNATURES

         In accordance with the requirements of the Securities Exchange of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       Food Court Entertainment Network, Inc.
                                       --------------------------------------
                                                   (Registrant)

August 14, 1996                     By: /s/ Stephen G. Bowen
- ---------------                         --------------------------------------
   (Date)                                   Stephen G. Bowen, President


August 14, 1996                     By: /s/ Darren M. Sardoff
- ---------------                         --------------------------------------
   (Date)                                   Darren M. Sardoff,
                                            Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit                                                        Page
Number                     Document                           Number
- -------                    --------                           ------
  11                       Schedule of Computation of
                           Net Loss Per Share                   1