Form 10QSB
period 1996-09-30
FOOD COURT ENTERTAINMENT NETWORK INC
filed 1996-11-14
CIK 940800

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                      For Quarter Ended September 30, 1996

                Quarterly Report pursuant to Section 13 or 15(d)
                   of the Securities and Exchange Act of 1934

                         Commission File Number 0-26828
                                               ---------

                     FOOD COURT ENTERTAINMENT NETWORK, INC.
             (Exact name of registrant as specified in its charter)


        Delaware                                           51-0338736
(State of other Jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification Number)


        220 East 42nd Street
         New York, New York
            10017-5806
(Address of Principal Executive Offices)
            (Zip Code)

                                 (212) 983-4500
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X   No
                                        ------   ------

As of November 5, 1996, there were 3,918,125 shares of Series A Common Stock, $0.01 par value of the registrant outstanding, 1,126,115 shares of Series B Common Stock, $0.01 par value of the registrant outstanding, 4,345,000 shares of Class A Warrants of the registrant outstanding, and 3,220,000 shares of Class B Warrants of the registrant outstanding.

                     FOOD COURT ENTERTAINMENT NETWORK, INC.


                                      INDEX



Part I.    FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

           Condensed Balance Sheets as of Dec. 31, 1995
           (audited) and September 30, 1996 (unaudited)....................... 1

           Condensed Statements of Operations
           for the three months ended September
           30, 1996 & 1995 (unaudited) and for the
           nine months ended September 30, 1996 & 1995
          (unaudited)......................................................... 2

           Condensed Statement of Cash Flows
           for the nine months ended
           September 30, 1996 & 1995 (unaudited)...................... ....... 3


           Notes to Financial Statements.................................... 4-5


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................. 6-10

Part II.   OTHER INFORMATION................................................. 11

           Signature page.................................................... 12

                     FOOD COURT ENTERTAINMENT NETWORK, INC.
                          (a development stage company)
                            CONDENSED BALANCE SHEETS

                                                                                              September 30,
                                                                   December 31,                   1996
                                                                       1995                    (Unaudited)
                                                                  -------------              ---------------
                                     ASSETS

Current Assets:
   Cash and cash equivalents                                       $ 5,191,897               $      673,274
   Other current assets                                                      -                       31,291
                                                                  -------------              ---------------
    Total Current Assets                                             5,191,897                      704,565

Fixed assets-(less accumulated
     depreciation of $197,221 and $478,199 respectively)             1,435,273                    1,956,002
Other assets                                                             8,630                      106,693
                                                                  -------------              ---------------
   TOTAL ASSETS                                                    $ 6,635,800               $    2,767,260
                                                                  -------------              ---------------

                                     LIABILITIES
Current Liabilities:
   Accounts payable                                                $   284,431               $      465,168
   Accrued expenses                                                    448,161                      450,924
                                                                  -------------              ---------------
Total current liabilities                                              732,592                      916,092
Due to former employee                                                 200,000                      200,000
                                                                  -------------              ---------------
   TOTAL LIABILITIES                                                   932,592                    1,116,092
                                                                  -------------              ---------------

                            STOCKHOLDERS'  EQUITY

Preferred stock- 5,000,000 shares authorized, none issued
   authorized, none issued
Common Stock:
Series A common stock-$.01 par value, 25,000,000 shares
   authorized 3,793,125 and 3,918,125                              $    37,931               $       39,181
     shares outstanding, respectively
Series B common stock-$.01 par value, 1,250,000 shares
    authorized 1,146,250 outstanding                                    11,462                       11,462
Additional Paid in Capital                                          15,074,356                   15,423,106
Deficit accumulated during the development stages                   (9,420,340)                 (13,822,380)
                                                                  -------------              ---------------
   Total                                                             5,703,409                    1,651,369
Treasury stock                                                            (201)                        (201)
                                                                  -------------              ---------------
   TOTAL STOCKHOLDERS' EQUITY                                        5,703,208                    1,651,168
                                                                  -------------              ---------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 6,635,800               $    2,767,260
                                                                  -------------              ---------------

            See accompanying notes to condensed financial statements

                    ` FOOD COURT ENTERTAINMENT NETWORK INC.
                          (a development stage company)
                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                                                                  February 12, 1992
                                                                                                                      (Inception)
                                                       Three month period ended        Nine month period ended          Through
                                                            September 30,                    September 30,             September
                                                       1995              1996            1995             1996            1996
                                                    --------         ----------       ----------        ---------  ----------------
Advertising revenues                                      --             28,750               --           38,750          38,750
                                                   ---------        -----------      -----------       ----------  ----------------
General and administrative expenses                  119,031            144,975          341,781          463,851       1,458,728

Development costs                                    546,160          1,580,952        2,297,326        4,087,052      11,966,287
                                                   ---------        -----------      -----------       ----------  ----------------
        Total  expenses                              665,191          1,725,927        2,639,107        4,550,903      13,425,015
                                                   ---------        -----------      -----------       ----------  ----------------
Operating income (loss)                             (665,191)        (1,697,177)      (2,639,107)      (4,512,153)    (13,386,265)

Other (income) expenses:

        Interest expense                             159,656                --           361,722               --         641,205

        Interest and other (income)                       --           (17,661)           (1,684)        (110,113)       (205,090)
                                                   ---------        ----------       -----------       ----------  ----------------
NET (loss)                                          (824,847)       (1,679,516)       (2,999,145)      (4,402,040)    (13,822,380)
                                                   =========        ==========       ===========       ==========  ================
Net (loss) per share of
    common stock                                   $   (0.80)       $    (0.38)       $    (1.41)      $    (1.01)
                                                   =========        ==========       ===========       ==========
Number of common share and common
    share equivalents used in computation          1,073,125         4,408,125         1,959,964        4,359,514
                                                   =========        ==========       ===========       ==========

            See accompanying notes to condensed financial statements

                     FOOD COURT ENTERTAINMENT NETWORK, INC.
                          (a development stage company)
                        CONDENSED STATEMENTS OF CASH FLOW
                                   (unaudited)

                                                                         Nine months period ending               February 12, 1992
                                                                                September 30,                        (inception)
                                                                  -------------------------------------                through
                                                                        1995               1996                  September 30, 1996
                                                                  -----------------   -----------------          ------------------
Cash Flows from Operating Activities:
      Net (loss)                                                   $    (2,999,145)   $     (4,402,040)              $ (13,822,380)
      Adjustments to reconcile net income(loss)
       cash provided by operating activities:
        Depreciation and amortization                                      444,562             280,978                     854,971
        Write-off of debt issuance costs                                                                                   146,397
        Value assigned to options and
           warrants issued as compensation                                                                                 108,583
           Common Stock issued as consideration
                     for programming                                                           350,000                     350,000
           Changes in operating assets and liabilities:
               (Increase) in other assets                                   (1,349)            (49,354)                    (52,318)
                 Increase (decrease) in accrued
                  expenses and other liabilities                         2,034,761             183,500                   1,116,092
                                                                  -----------------   -----------------              --------------
                   Net Cash (Used In) Operating Activities                (521,171)         (3,636,916)                (11,298,655)
                                                                  -----------------   -----------------              --------------

Cash Flows from Investing Activities
      Purchase of property and equipment                                (1,338,360)           (801,707)                 (2,434,201)
      Organization costs                                                                                                   (11,336)
                                                                  -----------------   -----------------              --------------
      Net Cash (Used By) Investing Activities                           (1,338,360)           (801,707)                 (2,445,537)
                                                                  -----------------   -----------------              --------------

Cash Flows from Financing Activities:
      Net proceeds from sale of preferred & common stock                       440                                      15,711,828
      Capital Contribution                                                                                                  32,500
      Redemption of preferred stock                                                                                     (1,146,250)
      Preferred dividends paid                                                                                            (148,112)
      Proceeds from bridge loan                                            850,000                                       2,250,000
      Repayment of bridge loan                                                                                          (2,250,000)
      Deferred financing costs                                            (110,500)            (65,000)                   (357,500)
      Deferred registration costs                                         (372,965)            (15,000)                    (15,000)
      Proceeds from directors and officers loans                            50,000                                         390,000
      (Repayment of) directors and officers loans                                                                          (50,000)
      Proceeds from notes payable                                          670,099                                         954,572
      (Repayment of) notes payable                                                                                        (954,572)
                                                                  -----------------   -----------------              --------------
      Net Cash Provided (Used In) Financing Activities                   1,087,074             (80,000)                 14,417,466
                                                                  -----------------   -----------------              --------------

NET INCREASE (DECREASE) IN CASH                                           (772,457)         (4,518,623)                    673,274
Cash at beginning of period                                                777,457           5,191,897
                                                                  -----------------   -----------------              --------------
CASH AT END OF PERIOD                                              $         5,000    $        673,274               $     673,274
                                                                  =================   =================              ==============

Supplemental schedule of Net Cash financing activities:
  Warrants issued in connection with bridge loan                   $        85,000                                   $     225,000
  Director and officer loans exchanged for common
     and preferred stock                                                                                                   150,000
  Director loan contributed to capital                                                                                     190,000

Supplemental disclosure of cash flow information:
  Cash paid for interest                                                    32,459                                         336,406

            See accompanying notes to condensed financial statements

                         FOOD COURT ENTERTAINMENT, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


Financial Statements

         In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company and its results of operations and cash flow for the interim period presented.

         Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission and, therefore, do not include all disclosures required by generally accepted accounting principles.

         The results of the operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year.

         These financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

Loss Per Share of Common Stock

         Net loss per share of common stock for the nine months ended September 30, 1995 is based on the weighted average number of shares outstanding during such period as modified in accordance with the "cheap stock" rules of the Securities and Exchange Commission. For the nine months ended September 30, 1996 options and warrants have been excluded as they are anti-dilutive. Series B common shares in escrow have been excluded for all periods. Net loss has been adjusted for the nine months ended September 30, 1995 for the amortization of an assumed discount on the Series A redeemable preferred stock.

Commitments

         On April 15, 1996, the Company and Turner Private Networks, Inc. ("Turner") entered into a preliminary agreement pursuant to which Turner agreed to provide programming for Cafe USA and act as the Company's exclusive advertising sales agent for national advertising for a period of two years (the "Turner Agreement"). The Turner Agreement is conditioned upon the parties entering into detailed programming, advertising sales and equipment reseller agreements, and is subject to termination by either party.

         The Company and Capital Cities/ABC New Media ("Capital Cities/ABC") have suspended a representation agreement between the parties pursuant to which Capital Cities provided sales representation services to the Company. The Company is obligated to pay Capital Cities an aggregate of $100,000 on or before October 1, 1996, of which $25,000 has been paid and $75,000 has been deferred until additional financing is received by the Company. By October 1, 1997, the representation agreement will either resume, or the Company will be obligated to pay $100,000 to terminate such agreement. As of September 30, 1996 the Company has $75,000 accrued in connection with this agreement.

         Digital Equipment Corporation ("DEC") has begun to develop software applications and will provide hardware necessary to deliver the Cafe USA(R) program digitally through telecommunications networks into malls nationwide. The Company and DEC are negotiating the details of the arrangement including discounts on pricing, deferred payment terms, and ownership of and marketing rights to the hardware/software functionality. As of November 5, 1996, the Company has paid to DEC a non-refundable amount of $150,000, and has agreed to pay $50,000 per month through the end of the year or until a completed agreement is negotiated. It is estimated that the total cost of the development of software applications and hardware will be approximately $1,250,000.

         The Company has terminated the employment of Harvey S. Wilson, its former Executive Vice President. Mr. Wilson's employment agreement entitles him to receive severance pay and additional compensation which may have been earned during the term, in the form of cash bonuses, stock bonuses and/or stock options, the exact amount of which are presently being negotiated. On October 24, 1996, Stephen Bowen, the Company's president and chief executive officer, resigned as an officer and director of the Company. The Company entered into a formal termination agreement and release with Mr. Bowen whereby it is obligated to make severance payments aggregating $175,000 through September 30, 1997. In addition, Mr. Bowen will be granted 100,000 stock options.

         The Company entered into an agreement with an advisor for assistance in obtaining certain financing transactions. The Company has made certain payments pursuant to the agreement and, although, the Company has terminated such agreement, it may be required to pay consideration, including warrants, in the future to such advisor for any financing obtained by the Company from sources within the scope of the agreement.

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULT OF OPERATIONS

Results  of Operations

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Report. The Company is a development stage company engaged primarily in the production and broadcasting of television programming and the sale and marketing of Cafe USA to advertisers and mall operators. The Company's principal expenses from its inception through September 30, 1996 have been salaries and payments to consultants ($4,900,000), production costs for Cafe USA(R) programming ($3,200,000) and advertising/marketing expenses ($1,200,000). Additionally, the Company invested approximately $2,600,000 in capital equipment and network development through September 30, 1996. Accordingly, as of September 30, 1996, the Company had a deficit accumulated in the development stage of approximately $13,800,000. The Company continues to incur substantial losses and is utilizing the proceeds of its initial public offering (the "Offering") to continue its business. For the foreseeable future, and until significant sales, if any, of advertising occur, the Company expects losses to continue and is entirely dependent on public or private financing.

         During the third quarter of fiscal 1996, the Company continued discussions and negotiated agreements with advertisers, mall developers and potential sources of financing.

         General and administrative expenses increased from the corresponding prior year periods due principally to additional costs for staffing and consultants.

         Development costs increased from the corresponding prior year periods due to increased programming, broadcast operations and market research costs associated with the broadcast of programming in seven malls and increased sales and marketing expenses associated with promoting Cafe USA(R) to mall developers, national advertisers and financing sources.

         Interest expense decreased from the corresponding prior year periods due to repayment of bank loans and bridge notes.

Charge to Income in the Event of Release of Escrow Shares

         In connection with the offering of units of Series A Common Stock and Series A Redeemable Preferred Stock beginning in November, 1993 (the "Preferred Stock Unit Offering"), 750,000 share of Series B Common Stock were placed in escrow of which 103,750 have been canceled effective as of July 5, 1994. In the event the Company attains any of the earnings thresholds or the Company's Series A Common Stock meets certain minimum purchase prices required for the release of the Escrow Shares, such release will require the Company to recognize additional compensation expense for shares held by officers, directors, consultants and employees. Such charges could substantially increase the loss or reduce or eliminate the Company's net income, if any, for financial reporting purposes for the period in which the Escrow Shares are released or are probable of being released. Although the amount of compensation expense recognized by the Company will not affect the Company's total stockholders' equity or its working capital, it may have a depressive effect on the market price of the Company's securities. If the Escrow Shares are not released by December 31, 1998, the Escrow Shares as well as any dividends or other distributions made with respect thereto, will be contributed to the capital of the Company.

Liquidity and Capital Resources

         On October 16, 1995, the Company closed an initial public offering (the "IPO") of 2,800,000 units, each unit consisting of one share of Series A Common Stock, one Class A Warrant and one Class B Warrant (the "IPO Units), and on November 9, 1995 the Company closed the sale of an additional 420,000 IPO Units to D.H. Blair Investment Banking Corporation ("Blair") pursuant to Blair's over-allotment option. The total net proceeds to the Company from the foregoing sales were approximately $13,811,000. The proceeds were used for redemption of preferred stock (approximately $1,294,000), repayment of notes and bank loans (approximately $3,500,000), payment of accrued expenses and other indebtedness (approximately $2,100,000) and approximately $2,300,000 was used to fund A ten week evaluation of Cafe USA programming in four major enclosed mall food courts, which took place in the Fall of 1995 (the "Evaluatory Period"). The Company has utilized and will continue to utilize the remainder of the proceeds to fund operations until such time as it begins to receive sufficient revenue from operations, if ever.

         On October 8, 1996, the Company signed a Letter of Intent with Blair, whereby Blair will act as the Company's exclusive placement agent with regard to a planned $3,000,000 to $9,000,0000 private placement of securities (the "Private Placement"). On October 28, 1996, the Company distributed a confidential Term Sheet for the Private Placement to potential investors. The Private Placement is for Units ("Units"), each Unit consisting of such number of units identical to those sold by the Company in the IPO in October of 1995 ("IPO Units"), each IPO Unit consisting of one share of Series A Common Stock, $.01 par value ("Series A Common Stock"), of the Company, one redeemable Class A Warrant ("Class A Warrant") and one redeemable Class B Warrant ("Class B Warrant" and together with the Class A Warrants, the "Warrants") as equals the total of $100,000 divided by the lower of (a) 60% of the closing bid price of the IPO Units in the over-the-counter market as reported by NASDAQ (the "Bid Price") on the business day immediately preceding the first closing (the "First Closing") of the private placement, or (b) 60% of the average Bid Price for the thirty consecutive business days ending on the business day immediately preceding the First Closing, in either case rounded to the next highest whole share. However, in the event that there is more than one closing and if, at any closing after the First Closing, the number of IPO Units to be included in the Units is greater than the number of IPO Units included in the Units sold at any prior closing, then the number of Units in all prior closings shall be retroactively adjusted to consist of such greater number of IPO Units. On October 24, 1996, the Bid Price of the IPO Units was $5.25. Each Purchaser of Units will agree not to sell any Units (or the underlying securities) for the four month period commencing on the date of the First Closing (as herein defined) and not to sell more than 50% of such Units (or underlying securities) until eight months after the date of the First Closing.

         As of September 30, 1996, the Company had a working capital deficit of $211,500. The Company has financed its operations to date almost exclusively through private placements of securities, bank loans and the IPO, including gross proceeds of $2,292,500 through a Preferred Stock Unit Offering in 1994, $2,250,000 through a Bridge Note financing in 1994 and 1995, $1,086,000 through bank loans and $16,100,000 through the IPO.

         The Company's operating activities used net cash of $968,000 during the three months ended September 30, 1996, primarily as a result of its net loss from operations of $1,680,000. Investing activities used net cash of approximately $383,000 for the purchase of property and equipment.

         As of November 5, 1996, the Company has employment contracts with four executive officers and employees, which provide for aggregate salaries in 1996 in the amount of approximately $550,000. The Company's lease agreement for its offices provide for monthly payments of approximately $10,400.

         The Company has entered into a settlement agreement with a former director and officer of the Company dated October 12, 1993 regarding any claims he had or may have had with respect to continued employment with the Company and rights to acquire additional securities of the Company for $200,000. Payments under such settlement agreement will be made from 25% of "Excess Cash Flow" (as defined below) of the Company, if any. However, the remaining unpaid balance of $200,000 shall be due and payable regardless of the Company's cash flow no later than December 31, 1997. Interest will accrue on such obligation at the prime rate commencing January 1, 1996 and will be paid quarterly thereafter. "Excess Cash Flow" is defined in the agreement as follows: for any fiscal quarter (i) net income before taxes of the company for such fiscal quarter, plus
(ii) amortization and other non-cash charges during such fiscal quarter (to the extent deducted in computing net income), minus (iii) capital expenditures made or accrued during such fiscal quarter. Dividends and redemptions shall not be treated as expenses in determining the Company's net income. In addition to the above, the settlement agreement provided for the purchase by the former director and officer from the Company of 11,240 shares of the Company's Series B Common Stock at a price of $0.01 per share and the payment of consulting fees for services provided at the request of the Company.

         As consideration for programming, under the Turner Agreement, the Company will deliver to Turner a promissory note for $1,250,000 and will issue 250,000 shares of Series A common stock (125,000 shares of which have been issued). The promissory note is payable to Turner upon the later of (i) March 31, 1997 or (ii) completion and timely delivery of 52 weekly programs. The value of the promissory note and the fair value of the common stock are being charged to operations over the first year of the Agreement. As of September 30, 1996, the Company has charged $610,377 to operations. The second year of programming provides for payment of up to $3,500,000 in cash or other consideration to be determined. Under the advertising sales provisions of the Turner Agreement, the Company will pay sales commissions of 10% and up to 15% of net advertising sales (as defined in the Turner Agreement) for the first and second year, respectively.

         In connection with the underwriting agreement for the IPO, the Company entered into an agreement with Blair that provides for a finder's fee to be paid to Blair if it consummates a merger, acquisition, joint venture or other similar transaction with a party introduced by Blair during the five-year period from the consummation of the Offering. The fee is based on a percentage of the consideration paid in the transaction ranging from 7% of the first $1,000,000 to 2 1/2% of any consideration in excess of $9,000,000.

         The Company has agreed not to solicit Warrant exercises other than through Blair. Upon any exercise of the Class A or Class B Warrants after one year from the date of Offering, the Company will pay Blair a fee of 5% of the aggregate exercise price, if (i) the market price of the Company's Series A Common Stock on the date the Warrant is exercised is greater than the then exercise price of the Warrants; (ii) the exercise of the Warrant was solicited by a member of the National Association of Securities Dealers, Inc.; (iii) the warrant holder designates in writing that the exercise of the Warrant was solicited by a member of the National Association of Securities Dealers, Inc. and designates in writing the broker-dealer to receive compensation for such exercise; (iv) the Warrant is not held in a discretionary account; (v) disclosure of compensation arrangements was made both at the time of the Offering and at the time of exercise of the Warrants; (vi) the solicitation of exercise of the Warrant was not in violation of Rule 10b-6 promulgated under the Exchange Act.

Plan of Operation

         The Company is in its development stage. To date, the activities have consisted primarily of designing and developing Cafe USA(R) programming, establishing contacts with potential advertisers and mall operators, producing and evaluating test pilots of Cafe USA(R), developing and refining an acoustical system for delivery of programming into mall food courts, and implementation of the Cafe USA(R) network and installing and operating Cafe USA(R) in eight mall food courts (with the ninth mall's anticipated opening within one week of filing). Through September 30, 1996, the Company has expended approximately $12 million dollars in development activities.

         As of November 5, 1996, the Company had five clients paying for advertising through the end of 1996: Sears, AT&T, 20th Century Fox, The Athlete's Foot and Renaissance Cosmetics (which is paying for two 30 second spots; one for its Canoe Men's Fragrance and one for its Chantilly Ladies Fragrance). As part of the Turner Agreement, Turner (and its affiliates) is also an advertiser. There can be no assurance that the Company's television programming and advertising in shopping mall food courts will be accepted in the marketplace or that the Company's operations will be commercially viable. The commercial viability of the Cafe USA concept will be determined in large part by the acceptance of Cafe USA by advertisers and mall operators. The Company is currently broadcasting advertisements for national advertisers on Cafe USA in only eight mall food courts. Without further acceptance by the marketplace, the Company may be forced to cease operations. While the Company has conducted testing of its Cafe USA concept, such testing was on a limited basis. There can be no assurance that the test results of the acceptance of Cafe USA in four malls are indicative of widespread acceptance in the marketplace or that, if accepted, will ever result in the Company achieving profitable operations.

         Based upon the current plan to proceed with the expansion of Cafe USA into additional malls, the Company is seeking to obtain commitments from advertisers for participation in the mall expansion and is negotiating with mall operators for installation and operation of Cafe USA(R). The Company has installed Cafe USA(R) in eight food courts (with the ninth mall's anticipated opening within one week of filing), and has agreements, or is finalizing agreements, to install Cafe USA in 16 additional food courts.

         The Company has limited cash and cash equivalents remaining for expansion (estimated to be approximately $450,000 at October 28, 1996) and without additional financing, of which there can be no assurance, the Company will not be able to pursue its expansion plans. The conclusions drawn by the Company's management from the Evaluatory Period, the 1995 Nielson Survey and marketing and sales activities during 1996 resulted in the Company modifying its business strategy. The Company determined that in order to successfully sell Cafe USA to a substantial number of advertisers, and thereby generate significant revenues, the distribution network for Cafe USA must first be expanded. Accordingly, the Company requires substantial funds, revenues from operations and financing available from external sources in order to implement its business plan and reach profitable operations. The Company intends to seek strategic alliances, either through joint venture, merger or acquisition transactions, with other entities that have significant financial or other resources, in order to provide the Company with the necessary funding required to successfully complete the expansion of Cafe USA, and to build its internal marketing and advertising sales force. There can be no assurance that the

Company will be able to enter into any such arrangements. If the Company is unsuccessful in securing any arrangements with third parties to provide the necessary funding, the Company may be unable to complete its expansion.

         On November 11, 1996, the shareholders of the Company approved (1) an increase in the number of authorized shares of all classes of stock from 31,250,000 to 206,250,000, (2) an increase in the number of all shares of authorized Common Stock, par value $.01 per share, from 26,250,000 to 201,250,000, and (3) an increase in the number of authorized shares of Series A Common stock from 25,000,000 to 200,000,000.

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

Item 3.  Defaults Upon Senior Securities
         Not applicable

Item 4.  Submission of Matters to a Vote of Securities Holders
         Not applicable

Item 5.  Other Information
         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

                  (a) Exhibits

                           1. Exhibit 11

                           2. Exhibit 27

                  (b) Reports on Form 8-K

                           (none)

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 Food Court Entertainment Network, Inc.
                                 --------------------------------------
                                             (Registrant)



November 11, 1996             By: /s/ James N. Perkins
-----------------                 ---------------------------------------------
    (Date)                            James N. Perkins, President


November 11, 1996            By: /s/ Darren M. Sardoff
-----------------                ----------------------------------------------
    (Date)                           Darren M. Sardoff, Chief Financial Officer

                                  EXHIBIT INDEX




Exhibit                                                        Page
Number                      Document                           Number
-------                     --------                           ------
  11                        Schedule of Computation of            14
                            Net Loss Per Share

  27                        Financial Data Schedule               15