Form 10KSB
period 1996-12-31
FOOD COURT ENTERTAINMENT NETWORK INC
filed 1997-04-15
CIK 940800

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.  For the fiscal year ended
     December 31, 1996

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934. [No Fee Required] For the transition period from ___________ to ______________

                 Commission file number 0-26828

              FOOD COURT ENTERTAINMENT NETWORK INC.
         (Name of small business issuer in its charter)

          Delaware                        51-0338736
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

                220 East 42nd Street, 16th Floor,
                    New York, New York 10017
                         (212) 983-4500
           (Address, Zip Code and telephone of Issuer)

            Securities registered under Section 12(b)
                   of the Exchange Act:  None
            Securities registered under Section 12(g)
                      of the Exchange Act:
                        (Title of Class)

                              Units
              Series A Common Stock, $.01 par value
                   Redeemable Class A Warrants
                   Redeemable Class B Warrants
                        (Title of Class)

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

          Check if disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          Issuer's revenues for its most recent fiscal year:
$122,260

          As of March 31, 1997, there were outstanding 6,963,655 shares of Series A Common Stock and 1,064,765 Shares of Series B Common Stock. The aggregate market value of Series A Common Stock held by non-affiliates was approximately $11,223,727.(1)



























________________

          (1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the Company's Series A Common Stock outstanding, reduced by the amount of Series A Common Stock held by officers, directors, and shareholders owning in excess of 10% of the Company's Series A Common Stock, multiplied by the last reported sale price for the Company's Series A Common Stock on March 31, 1997. The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder in the Company may or may not be deemed an affiliate of the Company or that he/it is the beneficial owner of the shares reported as being held by him/it, and any Such inference is hereby disclaimed. The information provided herein is included solely for recordkeeping purposes of the Securities and Exchange Commission.

DOCUMENTS INCORPORATED BY REFERENCE


          Portions of the Registrant's 1997 Definitive Proxy
Statement, which will be filed not later than 120 days after the end of the fiscal year covered by this Report, are incorporated by reference in Part III hereof.

          Certain exhibits from the Company's Registration
Statement on Form S-3 (File No. 333-21077) are incorporated by reference as Exhibits in Part IV of this Report.

Transitional Small Business Disclosure Format

          Yes ___     No   X

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

THE COMPANY

          SEE THE "INVESTMENT CONSIDERATIONS" SECTION WHICH
FOLLOWS THIS SECTION FOR A DISCUSSION OF CERTAIN FACTORS WHICH
SHOULD BE CONSIDERED IN CONNECTION WITH THE COMPANY'S BUSINESS.

Organization

          Food Court Entertainment Network, Inc. ("The Company") was organized in February, 1992 to establish a national television network to broadcast high quality television programming called Cafe USA to large, enclosed shopping mall food courts ("Food Courts") throughout the country. The Company's concept of providing advertising through broadcast directly into mall Food Courts was predicated on its belief that shopping and product decisions by consumers are often made at the point-of-purchase. The Company believes it offers national and regional advertisers a new vehicle to communicate their advertising messages to consumers at or near where shopping decisions may be made.

          The Company was initially incorporated in the State of Delaware on February 12, 1992 under the name Advanced Media, Inc. In April, 1992, the Company changed its name to AppleBell Communications, Inc. and then in October, 1993 to Food Court Entertainment Network, Inc. The Company's executive offices are located at 220 East 42nd Street, 16th Floor, New York, New York 10017 and its telephone number is (212) 983-4500.

          On October 16, 1995, the Company closed on its initial public offering (the "Public Offering") of 2,800,000 units consisting of one share of Series A Common Stock, one Class A Warrant and one Class B Warrant (the "IPO Units") to D.H. Blair Investment Banking Corp. (the "Underwriter"). On November 9, 1995, the Company closed the offering of an additional 420,000 IPO Units to the Underwriter pursuant to the Underwriter's overallotment option. On November 14, 1996, the Company closed a private offering to accredited investors ("Private Offering") of 90 Units ("Private Units") for $100,000 per Private Unit, each Private Unit consisting of 31,746 IPO Units. See "Managements Discussion and Analysis and Results of Operations."

Marketing Strategy

          There are approximately 750 large malls in the U.S. which contain Food Courts. These Food Courts contain an average of 450 seats and each features a variety of regular and fast food restaurants. The Company believes that mall operators will expand existing Food Courts and renovate older malls to include Food Courts. Many such plans to do so are already in progress.

          The Company is marketing the Cafe USA program and network as an innovative advertising and promotion medium to major national and regional advertisers. These potential advertisers include: retailers located in malls or businesses which sell a substantial amount of their products or services in malls (such as apparel and shoe, cosmetic and motion picture companies); businesses for which the target Cafe USA audience is attractive and which rely upon malls for a portion of the sales of their products or services (such as credit card, soft drink, film, and greeting card companies) and businesses for which the target Cafe USA audience is attractive even though the business presently does not have a significant distribution of its products or services in malls (such as telephone companies and broadcast media).

          On January 23, 1997, the Company entered into a sales representation agreement with ABC New Media Sales ("ABC") pursuant to which ABC has agreed to act as the Company's exclusive advertising sales representative for Cafe USA and use its best efforts to sell Cafe USA advertising nationwide. Under the agreement, ABC is authorized to enter into agreements with respect to the sale of commercial advertising space on Cafe USA in such amounts as made available by the Company. Under the terms of the agreement, ABC will receive a commission equal to 15% on the first $15.0 million of net advertising revenue, 10% on the net advertising revenue between $15.0 million and $30.0 million, and 7.5% on net advertising revenue over $30.0 million. The agreement is for a period of six years, subject to the right of the parties to terminate after two years.

Development Activities to Date and Plan of Operation

          The Company is currently in the development stage. To date, the Company's activities have consisted primarily of designing, developing and producing Cafe USA programming, producing and developing and refining an end-to-end distribution system for delivery and management of Cafe USA programming into Food Courts, attracting and engaging management employees, consultants and advisers for marketing, operations and implementation of the Cafe USA network, producing three market research projects to evaluate the acceptance of Cafe USA in the marketplace, establishing contacts with potential advertisers and mall operators, and installing and operating Cafe USA as of December 31, 1996 in 11 Food Courts (now installed in 18 Food Courts as of March 26, 1997). Through December 31, 1996, the Company had expended approximately $8,984,000 in its development activities.

          In the fall of 1995, the Company began a ten-week evaluatory period ("Evaluatory Period") of Cafe USA during which the Company broadcast the Cafe USA program in a total of four major enclosed malls located in the Chicago, Philadelphia, New York, and Greenville, South Carolina markets. The Company engaged A. C. Nielsen to conduct a survey of 4,800 mall and Food Court visitors to the four malls during the ten-week Evaluatory Period (the "1995 Nielsen Survey"). The purpose of the Evaluatory Period was to gather data necessary to evaluate the acceptance of Cafe USA by mall operators and Food Court visitors, and, assuming marketplace acceptance, to determine the pricing structure for advertising, since the Company's future viability and profitability are dependent upon the generation of advertising revenue. To date, the Company has generated very limited revenues from advertising sales.

          Based upon the results of the 1995 Nielsen Survey, the Company believes sufficient support for the Cafe USA concept exists in the marketplace to justify the expansion of Cafe USA in Food Courts throughout the United States (the "Mall Expansion"). The conclusions drawn by the Company's management from the Evaluatory Period, the 1995 Nielsen Survey and marketing and sales activities during 1996 resulted in the Company's modifying its business strategy. The Company determined that in order to successfully sell Cafe USA to a substantial number of advertisers, and thereby generate significant revenues, the distribution network for Cafe USA must first be expanded. Accordingly, the Company requires substantial funds in addition to revenues from operations and financing available from external sources in order to implement its business plan and reach profitable operations. The Company intends to seek strategic alliances, either through a joint venture, merger or acquisition transaction, with other entities that have significant financial or other resources, in order to provide the Company with the necessary funding required to successfully complete the Mall Expansion and to build its internal marketing and advertising sales force. There can be no assurance that the Company will be able to enter into any such arrangements. If the Company is unsuccessful in securing any arrangements with third parties to provide the necessary funding, the Company may be unable to complete the Mall Expansion. The Company currently has no paid advertisers. The Company has an arrangement with Pan American World Airways, Inc. ("Pan Am") pursuant to which Pan Am advertising is broadcast on the Cafe USA network in exchange for airline travel.

          In November, 1996 the Company received approximately
$7.8 million from the Private Offering. The Company's strategy is to utilize the proceeds of the Private Offering to expand the Cafe USA network into up to 31 mall Food Courts.

          Based upon its current plan to proceed with the Mall Expansion, the Company is attempting to obtain commitments from advertisers and is negotiating with mall operators for installation and operation of Cafe USA in additional malls. As of the date of this report, the Company has fully installed and is operating Cafe USA in 18 Food Courts and has begun installation in two Food Courts.

          The Company has limited capital remaining after expanding into 18 malls (estimated to be approximately
$3.8 million as of March 31, 1997). Further, it is not anticipated that even with expansion in up to 31 Food Courts that advertising revenue alone will be sufficient to maintain the Company as a going concern. If the Company is not able to enter into strategic alliances, the Company will be unable to carry out its Plan of Operation and may cease to exist.

          There can be no assurances that advertisers will be willing to commit significant expenditures for advertising on Cafe USA in which event, without a strategic alliance, the Company will lack sufficient revenues to sustain operations. Furthermore, if advertisers are not willing to commit material expenditures towards advertising on Cafe USA or advertisers feedback otherwise indicates that the Cafe USA program in its current format is not being accepted by the marketplace, the Company will review the data to determine the reasons therefor, determine the modifications or changes necessary to gain marketplace acceptance, if possible, and implement such modifications or changes. If the Company determines that it is unable to modify or revise the Cafe USA program or delivery thereof in a manner that will achieve marketplace acceptance, the Company may be forced to cease operations. Furthermore, it is possible that required modifications or revisions to Cafe USA would exhaust all of the Company's available capital.

          The Mall Expansion is dependent upon the Company obtaining financing for the lease or purchase and installation of the monitors and sound systems necessary for the broadcasting of Cafe USA in Food Courts. Without additional financing, the Company will not be able to pursue its expansion plan. The Company is negotiating with potential suppliers of the equipment, and suppliers of programming and others to provide such financing. There is no assurance that such financing will be available. If the Company is not able to obtain additional financing, the Company will be unable to pursue its Expansion Plan and may be forced to cease business. See "Investment Considerations - Capital Intensive Nature of Business.

          While the development of a national television network remains the core business of the Company, management has determined that it is in the Company's best interest to restate the Company's mission. The Company plans to promote, introduce and operate electronic entertainment, information and transaction networks in high-traffic consumer areas such as shopping centers, multi-purpose malls, resorts, travel facilities and entertainment and retail destinations, utilizing both new and traditional media and contemporary communications technologies.

Programming

          Management believes that high quality programming integrated with national, regional and local advertising is critical to the success of Cafe USA. The Company originally subcontracted programming to Turner Private Networks, Inc. ("Turner"), a subsidiary of Turner Broadcasting System, Inc. In December, 1996 the Company determined that it was in its best interest to terminate the programming agreement with Turner. Management of the Company believed that it could produce more suitable programming utilizing the Company's own resources and the expertise of its own employees who have had substantial experience as television producers for major cable networks. Further, management of the Company believed that it would not only maintain quality broadcast and content standards for Cafe USA programming, but also could produce programming for a lower cost than the Company would have had to incur if it continued the Turner contract. During the three months since the termination of the Turner contract, the Company has reduced its per program cost from $50,000 as required by the Turner contract to approximately $37,500 per program while maintaining a quality broadcast product.

          The Cafe USA program structure currently calls for a 30-minute "cycle" with 22 minutes of national/regional/local programming and eight minutes of advertising. Programming may vary to address the interest of the changing audience demographics throughout the day based upon audience research.

Proposed Local Installation, Operation and Maintenance

          For each mall, the Company has installed an average of 15 to 20 monitors distributed throughout the Food Court, an audio system designed for the Food Court and a control room with equipment needed for the local operation of Cafe USA. The per mall cost of setup including equipment and installation was approximately $150,000 during 1996. In the later part of 1996, the Company reevaluated its approach to installing audio and video equipment in the Food Courts. Rather than having a goal of 100% coverage of the Food Court, the Company believes 70% to 80% coverage is more appropriate, thereby having a portion of the Food Court without monitors or audio. In addition, the Company has redesigned the placement of the speakers and has revised its specifications for certain equipment used to broadcast Cafe USA. The current cost for the setup in each mall is presently approximately $80,000 per mall. There are no assurances, however, that future setup costs will not exceed $80,000 per mall. The equipment is maintained by local personnel subcontracted by the Company. In the future the Company intends to manage the equipment from a central facility, coupled with a third party maintenance contract for services on an as-needed basis.

          At the present time, the Company distributes its programs via laser disc to each operative Food Court. The Company has issued a purchase order to Digital Equipment Corporation ("DEC") whereby DEC has undertaken to develop software applications and provide hardware necessary to deliver Cafe USA digitally through telecommunications network into malls nationwide. Through the end of 1996 the Company has paid DEC the sum of $150,000. The cost of the digital network is estimated to be about $1,000,000. Further, DEC and the Company have agreed to enter into a definitive agreement setting forth the exact obligations and responsibilities of both DEC and the Company. There can be no assurance that a definitive agreement with DEC will be signed. In the event that the Company does not proceed with the DEC contract, there are other options and methods of broadcast or other digital systems which have been designed by other companies that will be available to the Company.

Advertising

          The Company expects that substantially all of its revenues, will be derived from payments by advertisers for commercials played on the Cafe USA network. The Company believes that Cafe USA will provide advertisers with a capacity to reach a sizeable audience with desirable demographics while in the shopping environment. Advertisers may be offered competitive exclusivity (either by type of product or service or within a given time period).

          Cafe USA is offering advertisers eight minutes of commercials per 30 minutes replayed every half hour during the 11 to 12 hours per day the mall is open.

          The Company has reevaluated its pricing structure. Initially, the Company expected to utilize an advertising pricing structure based upon the number of malls which broadcast Cafe USA programming and advertising. However, experience and advertiser feedback have dictated a modification of the pricing structure. Rather than a price per Food Court, the Company is pricing its advertising based upon statistical data of the number of persons who visit the particular Food Courts in which Cafe USA is installed and operating each month. The Company believes that advertising revenues will be earned from a combination of long-term exclusive contracts and short-term contracts for specific periods. There can be no assurance that advertising revenues will ever be sufficient to cover operating costs and provide profitability to the Company. The Company currently has no paid advertisers.

Competition

          The Company competes in the broad arena of traditional broadcast programming and promotional delivery vehicles and as such is in competition with all established media/promotional products and services. In addition, the Company competes in the arena of alternative or place based media. In both arenas the Company competes with companies having greater financial and other resources than the Company.

          To the knowledge of Company management, no company to date has distributed, on a national level, entertainment programming as a new medium for advertisers specifically targeted to the Food Court audience. There have been previous unsuccessful place based advertising attempts in major malls, including in Food Courts (on a regional basis), and there are several limited current endeavors in this area. In the future, and especially if the Cafe USA program is successful, other entities may develop products and related systems that are similar to the Company's, and such entities may provide substantial competition to the Company. Furthermore, the Company's trade secrets and intellectual property provide no significant barrier to competition.

Intellectual Property

          The Company has received service mark registration of Cafe USA and of its Cafe USA logo and has applied for service mark registration of its "Television in the Red Zone" logo from the United States Patent and Trademark Office. The Company has no other protection with respect to its trade secrets and intellectual property, although the Company may in the future seek copyright or other intellectual property protection for programming designed by Company.

Employees

          The Company currently has 20 full time employees, including 3 executive officers. The Company has entered into employment contracts for a term of three years effective October 1, 1996 with both the Chairman and the Chief Executive Officer, and a one-year renewal of an existing employment contract effective October 9, 1995 which renewed automatically October 1, 1996 with its Chief Financial Officer. See "Management - Employment Agreements."

                    INVESTMENT CONSIDERATIONS

          In addition to the other information in this Report, the following information should be considered carefully by investors in evaluating the Company and its business.

          Unproven Commercial Viability; Need for Market Acceptance. There can be no assurance that the Company's television programming and advertising in shopping mall Food Courts will be accepted in the marketplace or that the Company's operations will be commercially viable. The commercial viability of the Cafe USA concept will be determined in large part by the acceptance of Cafe USA by advertisers and mall operators. The Company is currently broadcasting Cafe USA in only 18 mall Food Courts. Without further acceptance by the marketplace, the Company may be forced to cease operations. The Company has no paid advertisers. While the Company has conducted testing of its Cafe USA concept, there is no assurance that the test results of the acceptance of Cafe USA in four malls are indicative of widespread acceptance in the marketplace or that, if accepted, it will ever result in the Company achieving profitable operations. See "Development Activities and Plan of Operation."

          Capital Intensive Nature of Business; Need for, and No Assurance of, Strategic Alliances and Additional Financing to Develop Cafe USA. The Company has received only minimal revenues from operations and has relied on the proceeds of equity financings to fund its operations. The net proceeds received by the Company from the Private Offering will enable the Company to continue operations through approximately June 30, 1997. Management of the Company is pursuing strategic alliances through a combination of one or more joint venture, merger or acquisition transactions because advertising revenues generated by Cafe USA and financing that may be available from external sources will not provide the Company with sufficient capital required to complete the Company's business plan for expansion of Cafe USA. However, there can be no assurances that the Company will be able to complete one or more of such strategic alliances. Since the Company anticipates receiving only limited revenues from advertisers during the early stages of the Mall Expansion, the Company will remain dependent upon external sources of financing until such time as the Company is able to complete one or more strategic alliances. If the Company is unable to either complete one or more strategic alliances or obtain additional financing on acceptable terms, the Company will be unable to complete the expansion of Cafe USA and will be forced to cease business.

          Development Stage Company; Significant Losses. The Company is a development stage company which has engaged primarily in the development of the Cafe USA network. The Company has realized only minimal revenues to date, has incurred substantial losses since its inception and expects to continue incurring losses in the foreseeable future. Accordingly, the Company, as of December 31, 1996, had a deficit accumulated in the development stage of approximately $15,691,000. The Company has continued to incur substantial losses since such date. Furthermore, for the foreseeable future, the Company expects losses to continue and will be entirely dependent on public or private financing.

          Requirement for Capital Equipment; Potential Negative Effect on Statement of Operations. The Company's business is capital intensive, requiring substantial outlays for the purchase and installation of broadcasting equipment. The cost of "outfitting" each mall with equipment necessary to transmit and receive Cafe USA is currently costing approximately $80,000, consisting of approximately $40,000 in equipment costs and $40,000 in installation costs. There are no assurances, however, that future costs will not exceed actual costs to date. Although the Company has been seeking financing for all or a portion of these costs in view of the Company's limited cash resources, the Company has been unsuccessful in securing such financing to date and there is no assurance that this financing can be obtained on favorable terms, if at all. Irrespective of whether financing is obtained, the Company's future operations will be charged for the depreciation of the equipment, including the installation costs, and, if the Company has to remove the equipment for relocation before the expiration of the expected life of the equipment, a loss would have to be recognized equal to the undepreciated installation costs because they would provide no future benefit.

          Possible Need for Additional Statistical Data. To provide the necessary data for the sale of advertising, the Company will need on-going market research to develop reliable statistical data. The Company retained A.C. Nielsen to conduct the 1995 Nielsen Survey. The Company had previously conducted a much smaller A.C. Nielsen survey during a week demonstration of its programming and advertising in May, 1994 in Haywood Mall in Greenville, South Carolina and a more preliminary Audits and Surveys research study in October, 1992. The 1995 Nielsen Survey was still limited in scope (only four malls) and may not provide sufficient data required for the sale of advertising. Accordingly, the Company will require substantial additional data in order to validate rates to advertisers. Pricing for advertising is based substantially on the number of visitors exposed to Cafe USA programming and advertising and the impact of the advertising upon those exposed. There is no assurance that all of the necessary data will be obtained, or if obtained, will be favorable or be accepted by advertisers.

          New Enterprise. The Company was formed in February, 1992 and its success depends upon several factors, including the quality of its programming and managing the technical aspects of its operations. Investors should be aware of the difficulties normally encountered by a new enterprise and the high rate of failure of such enterprises. There is no history upon which to base any assumption as to the likelihood that the Company will prove successful, and as such, there can be no assurances that the Company will be a viable and profitable business. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the development of a business in the area in which the Company intends to operate and in connection with the formation and commencement of operations of a new business in general. The Company is unable to predict how long it will be before it begins to generate additional revenues or how long its losses will continue. There is a substantial risk that the Company will have inadequate working capital to pay all of its expenses during this start-up period.

          Dependence Upon Others. The success of the Company's operations will depend upon numerous factors, many of which are beyond the Company's control, including (i) the ability of the Company to enter into strategic alliances through a combination of one or more joint venture, merger or acquisition transactions,
(ii) the ability of the Company to obtain contracts with advertisers that will produce revenues; (iii) the availability of operating resources to produce or purchase programming; and
(iv) the availability of operating resources to install, maintain and service the video and audio system satisfactorily, to obtain and service satisfactory network communication and to obtain the services of and pay a sufficient number of representatives on a local basis necessary to operate and service all facets of the Cafe USA business. These and other factors will require the use of outside suppliers as well as the talents and efforts of the Company. There can be no assurance of success with any or all of these factors on which the Company's operations will depend.

          Lack of Programming and Production Experience. Because of the absence of any operating history in connection with broadcasting programming and advertising to mall Food Courts on the part of the Company or advertising entities, there can be no assurance that the Cafe USA programming and advertising will be viewed favorably by consumers or that advertisers will be attracted to either the concept of this medium or the specific programming developed by the Company. Further, the Company has broadcast during only approximately 18 months in a limited number of Food Courts and there can be no assurances that the technology associated with the broadcasting will prove to be manageable.

          ABC Contract, Reliance on ABC New Media Sales ("ABC") for Advertising Sales Revenue. The Company has entered into a six year Sales Representative Agreement with and has engaged ABC as the Company's exclusive advertising sales representative to sell the Company's available advertising inventory. Although the Company maintains an internal three person sales staff, the Company is substantially dependent upon the ability of ABC to sell its advertising at reasonable rates. There is no assurance that ABC will be able to sell sufficient amounts of advertising at reasonable rates. Since advertising is the Company's main source of earned revenue, the failure to sell sufficient advertising could cause the Company to significantly curtail operations or possibly to cease operations.

          Risks Relating to Agreement with DEC. Although DEC has agreed to develop software applications and provide hardware necessary to deliver Cafe USA digitally through a telecommunications network into malls nationwide, the execution of a definitive agreement, which is currently being negotiated, is subject to certain conditions. There can be no assurance that the Company will enter into a definitive agreement with DEC. To date, the Company has made payments to DEC aggregating $150,000. If a definitive agreement is not entered into, there can be no assurance that the Company will have rights to the software applications and the hardware developed by DEC. Accordingly, the payments made to DEC by the Company, which are not returnable, may result in the Company not obtaining from DEC a digital delivery system for Cafe USA or the ownership of the software applications and related hardware.

          Dependence Upon Mall Operators. The ability of the Company to establish the Cafe USA network is dependent upon the Company entering into agreements with mall operators for the installation of Cafe USA in mall Food Courts. While agreements have been entered into with several mall developers, there is no assurance that a sufficient number of mall operators will accept Cafe USA in Food Courts or continue to accept it once it is installed.

          Reliance on Senior Management and Key Employees. The Company is substantially dependent on the efforts of its senior management. The Company has entered into employment agreements with its Chairman, Robert H. Lenz, and its President, James N. Perkins, with terms ending September 30, 1999. The Company has an employment agreement which terminates on 30 days' prior notice by either party in October, 1997 with Darren M. Sardoff, the Company's Senior Vice President, Business Affairs and Chief Financial Officer. The loss of services of any of the foregoing individuals could have a material adverse effect on the Company's prospects. The Company maintains key-person life insurance coverage in the face amount of $2,000,000 for each of Messrs. Lenz and Perkins naming the Company as beneficiary. Management of the Company believes that the future success of Cafe USA will depend on the Company's ability to attract additional key personnel in sales, marketing, technical support, finance, programming and mall relations. However, there can be no assurances that the Company will be successful in attracting or retaining additional personnel necessary to conduct its business.

          Competition. While the Company is operating in a new industry, it is aware of other companies which have unsuccessfully attempted to utilize the shopping mall for point of sale broadcast or video advertising. Entities which enter the shopping mall Food Court business in the future may have substantially greater marketing, financial and human resources than the Company and may provide significant long term competition. Since Cafe USA is a broadcasting medium, the Company will also be competing for advertising revenue with other established media. Furthermore, the Company does not possess any patented or copyrighted trade secrets or intellectual property to provide barriers to competition.

          Charge to Income in the Event of Release of Escrow Shares. If the Company attains certain earnings thresholds or the Company is sold at certain prices, the Company will be required to recognize additional compensation expense in connection with the release from escrow to certain stockholders of the Company of 636,115 shares of Series B Common Stock (the "Escrow Shares"). Accordingly, the Company will, in the event of the release of the Escrow Shares, recognize during the period in which the earnings thresholds are met or such per share sales prices obtained, what could be a substantial charge that would have the effect of substantially increasing the Company's loss or reducing or eliminating earnings, if any, at such time. Such charge will not be deductible for income tax purposes. Although the amount of compensation expense recognized by the Company will not affect the Company's total stockholders' equity or cash flow, it may have a depressive effect on the market price of the Company's securities.

          Influence by Management and Other Stockholders; Possible Depressive Effect on the Company's Securities. One of the Company's current directors (who is also an officer) and four other stockholders own collectively 100% of the issued and outstanding Series B Common Stock. All current officers and directors, together with such four other stockholders of Series B Common Stock, beneficially own in the aggregate approximately 21.61% of the total outstanding capital stock of the Company and have approximately 47.22% of the total voting power thereof. As a result, such individuals will be able to influence the election of all of the Company's directors and otherwise influence the Company's operations. Furthermore, the disproportionate vote afforded the Series B Common Stock could also serve to impede or prevent a change of control of the Company. As a result, potential acquirors may be discouraged from seeking to acquire control of the Company through the purchase of Series A Common Stock, which could have a depressive effect on the price of the Company's securities.

          Potential Adverse Effect of Redemption of Warrants.
The outstanding Class A and Class B Warrants may be redeemed by the Company at a redemption price of $.05 per Warrant upon 30 days' notice if, the average closing bid price of the Series A Common Stock exceeds $9.00 per share with respect to the Class A Warrants and $12.00 per share with respect to the Class B Warrants for 30 consecutive business days ending within 5 days of the notice of redemption. Redemption of the Warrants could force the holders to exercise the Warrants and pay the exercise price at a time when it may be disadvantageous for the holders to sell the Warrants at the then current market price when they might otherwise wish to hold the Warrants; or to accept the redemption price, which, at the time the Warrants are called for redemption, is likely to be substantially less than the market value of the warrants.

          Possible Depressive Effect of Future Sales of Common Stock and Exercise of Registration Rights. The Company has outstanding 6,963,655 shares of Series A Common Stock, 1,064,765 shares of Series B Common Stock, 8,796,797 Class A Warrants and 7,097,447 Class B Warrants. The 3,220,000 shares of Series A Common Stock, Class A Warrants and Class B Warrants sold in the Public Offering are freely tradeable without restriction under the Securities Act of 1933, as amended (the "Act"), unless acquired by "affiliates" of the Company as that term is defined in the Act. The 2,857,189 shares of Series A Common Stock, 3,341,742 Class A Warrants and 3,336,863 Class B warrants sold in the Private Offering have been registered under the Act effective February 27, 1997 and are also freely tradeable. None of the 1,064,765 shares of Series B Common Stock, 573,125 shares of Series A Common Stock issued prior to the Public Offering and the 250,000 shares issued to Turner in connection with the programming agreement have been registered under the Act, and all are "restricted securities" under Rule 144 of the Act. However, a substantial portion of the Series B Stock and 573,125 shares of Series A Common Stock issued prior to the Public Offering have been held a sufficient period of time that it is now freely tradeable. The holders of the 573,125 shares of Series A Common Stock issued prior to the Public Offering also have certain "demand" and "piggyback" registration rights. Messrs. Lenz and Perkins have agreed not to sell any shares of the Company's Common Stock which they own for a period of 13 months following February 27, 1997, the effective date of a Registration Statement filed under the Act with respect to certain restricted securities without the written consent of D.H. Blair Investment Banking Corp., the placement agent (the "Placement Agent") for the Private Offering. There are 636,115 shares of Series B Common Stock in escrow which is owned by current and prior management. The Company also has outstanding stock options and warrants (or commitments to issue options, stock options and warrants) to purchase 3,043,459 shares of Series A Common Stock at prices ranging from $2.00 to $6.85 per share.

          An additional 21,313,095 shares of Series A Common stock issuable upon exercise of the Company's Class A and Class B Warrants issued or issuable in connection with the Company's Public Offering and Private Offering may be resold without restriction provided there is a current prospectus under the Act relating thereto and applicable state securities laws are complied with. Furthermore, 1,120,000 shares of Series A Common Stock underlying the unit purchase options issued to the Placement Agent in connection with the Public Offering are subject to restrictions on transferability until October 11, 1998 and thereafter, are freely transferable without restriction provided there is a current prospectus under the Act relating thereto and applicable state securities laws are complied with. The existence of the Unit Purchase Options issued in the Public Offering, outstanding options and warrants, Class A Warrants, Class B Warrants, and other options that may be issued by the Company may hinder future financing by the Company, and exercise of these securities may further dilute the interest of the persons holding Series A Common Stock. Further, the holders of such options and warrants may exercise them at a time when the Company would otherwise be able to obtain additional equity capital on terms more favorable to the Company. No prediction can be made as to the effect, if any, that sale of these securities or the availability of such securities for sale without restriction will have on the market prices of the Company's securities prevailing from time to time. Nevertheless, the possibility that substantial amounts of securities may be sold in the public market may adversely affect prevailing market prices for the Company's securities and could impair the Company's ability to raise capital through the sale of its securities.

          Effect of Outstanding Options and Warrants. The Company currently has outstanding a substantial number of Class A Warrants, Class B Warrants and other options to purchase shares of Series A Common Stock. For the terms of outstanding options and warrants, the holders thereof are given an opportunity to profit from a rise in the market price of the Series A Common Stock with a resulting dilution in the interest of the other stockholders. Further, the terms on which the Company may obtain additional financing during that period may be adversely affected by the existence of such options and warrants. The holders of such options and warrants may exercise them at a time when the Company might be able to obtain additional capital through a new offering of securities on terms more favorable than those provided by such securities.

          Authorization of Preferred Stock. The Company's Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock, par value $.01 per share, with such designation, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of the Company's Series A and Series B Common Stock. In the event of issuance, preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. There can be no assurance that the Company will not issue shares of preferred stock in the future.

          No Dividends Anticipated. The Company has never paid any cash dividends on its Series A and Series B Common Stock and does not anticipate the payment of cash dividends in the foreseeable future.

          Possible Restrictions on Market-Making Activities in the Company's Securities. D. H. Blair & Co., Inc. ("Blair & Co.") is currently, and the Company believes that it intends in the future to continue to be, a market maker in the Company's securities. Regulation M, which was recently adopted to replace Rule 10b-6 and certain other rules promulgated under the Exchange Act may prohibit Blair & Co. from engaging in any market-making activities with regard to the Company's securities for the period from five business days (or such other applicable period as Regulation M may provide) prior to any solicitation by
D. H. Blair Investment Banking Corp. ("Blair") of the exercise of the Company's outstanding warrants until the later of the termination of such solicitation activity or the termination (by waiver or otherwise) of any right that Blair may have to receive a fee for the exercise of such warrants following such solicitation. As a result, Blair & Co. may be unable to provide a market for the Company's securities during certain periods while the warrants are exercisable. In addition, under applicable rules and regulations under the Exchange Act, any person engaged in the distribution of warrants offered by selling securityholders may not simultaneously engage in market-making activities with respect to any securities of the Company for the applicable "cooling off" period (currently at least two and possibly nine business days) prior to the commencement of such distribution. Accordingly, in the event Blair & Co. is engaged in a distribution of the selling securityholder warrants, Blair & Co. will not be able to make a market in the Company's securities during the applicable restrictive period. Any temporary cessation of such market-making activities could have an adverse effect on the market price of the Company securities.

          Investigation of Blair and Blair & Co. by the Securities and Exchange Commission. The Company has been advised that the Securities and Exchange Commission (the "Commission") is conducting an investigation concerning various business activities of Blair and Blair & Co. The investigation appears to be broad in scope, involving numerous aspects of Blair and Blair & Co.'s compliance with the federal securities laws and compliance with the federal securities laws by issuers whose securities were underwritten by Blair or Blair & Co., or in which Blair or Blair & Co. made over-the-counter markets, and persons associated with Blair or Blair & Co., such issuers and other persons. The Company has been advised by Blair that the investigation has been ongoing since at least 1989 and that it is cooperating with the investigation. Neither the Company, Blair nor Blair & Co. can predict whether this investigation will ever result in any type of formal enforcement action against Blair or Blair & Co. An unfavorable resolution of this investigation could have the effect of limiting Blair & Co.'s ability to make a market in the Company's securities, which could affect the liquidity or price of such securities. Any temporary cessation of such market making activities could have a material adverse effect on the market prices of the Company's securities.

ITEM 2 - PROPERTY

          The Company currently utilizes approximately
7,500 square feet of space for its executive and administrative staff at the 220 East 42nd Street, 16th Floor, New York, New York 10017 pursuant to a lease which expires December 31, 2000 and which provides for a monthly rental of approximately $10,500.
The Company believes that such space will be sufficient for its needs for the foreseeable future and that alternative space is available at rental rates which would not materially adversely affect the Company.

ITEM 3 - LEGAL PROCEEDINGS

          Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At a special meeting of stockholders of the Company held on November 11, 1996, the stockholders of the Company approved an amendment (the "Amendment") to Article FOURTH of the Company's Certificate of Incorporation which (i) increased the number of authorized shares of all classes of stock from 31,250,000 to 206,250,000, (ii) increased the number of authorized shares of Common Stock, par value $.01 per share, from 26,250,000 to 201,250,000, and (iii) increased the number of authorized shares of Series A Common Stock from 25,000,000 to 200,000,000. The Amendment required the approval of a majority of the outstanding stock entitled to vote. There were 3,918,125 shares of Series A Common Stock and 1,126,115 shares of Series B Common Stock entitled to vote on the Amendment. Each share of Series A Common Stock was entitled to one vote and each share of Series B Common Stock was entitled to five votes with respect to the Amendment. There were 9,073,970 votes cast for the Amendment, 105,095 votes cast against the Amendment, 46,720 abstentions, and no broker non-votes.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

          The Company's Units, Series A Common Stock, Class A Warrants and Class B Warrants have been included on the Nasdaq SmallCap Market under the symbols FCENU, FCENA, FCENW and FCENZ, respectively, since October 11, 1995. The Company's Series B Common Stock is not publicly traded and is held exclusively by current or former management of the Company. The following table sets forth the high asked and low bid information for the Units, Series A Common Stock, Class A Warrants and Class B Warrants as reported on the Nasdaq SmallCap Market for the period from October 11, 1995 to December 31, 1995 (the "Fourth Quarter" of
1995), for each quarter in 1996, and for the period from January 1, 1997 to March 31, 1997 (the "First Quarter" of 1997). Market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

               Security                        High       Low
        Units
          1997
            First Quarter ...............     $6 7/8    $2 1/4
          1996
            First Quarter ...............      6 3/4     5
            Second Quarter ..............      9         5 1/8
            Third Quarter ...............      9 1/2     3
            Fourth Quarter ..............      6 9/16    3
          1995
            Fourth Quarter ..............      7 3/8     5

        Series A Common Stock
          1997
            First Quarter ...............      4 3/16    1 1/8
          1996
            First Quarter ...............      4 1/2     2 1/2
            Second Quarter ..............      5 7/8     2 3/4
            Third Quarter ...............      5 3/4     2 1/2
            Fourth Quarter ..............      3 5/8     1 1/2
          1995
            Fourth Quarter ..............      5         2 1/2

        Class A Warrants
          1997
            First Quarter ...............      1 3/4       1/2
          1996
            First Quarter ...............      1 7/8     1
            Second Quarter ..............      2 3/4     1
            Third Quarter ...............      2 3/4     1
            Fourth Quarter ..............      2           7/8
          1995
            Fourth Quarter ..............      1 7/8     1 1/8

        Class B Warrants
          1997
            First Quarter ...............      1 1/2       3/8
          1996
            First Quarter ...............      1 1/2       1/2
            Second Quarter ..............      2           1/2
            Third Quarter ...............      2 1/8     1 1/8
            Fourth Quarter ..............      2           5/8
          1995
            Fourth Quarter ..............      1 1/2       1/2

Holders

          On March 31, 1997 there were 177, 190 and 158 holders of record of Series A Common Stock, Class A Warrants and Class B
Warrants, respectively and 5 holders of Series B Common Stock.

Dividends

          The Company has not paid dividends to its common stockholders since its inception and does not anticipate paying any dividends to its stockholders in the foreseeable future. The
Company currently intends to retain all earnings, if any, for use in the expansion of the Company's business.

Recent Sales of Unregistered Securities

          On November 14, 1996, the Company completed its private offering (the "Private Offering") of 90 units (the "Private Units"), each Private Unit consisting of 31,746 units identical to those sold by the Company in its initial public offering (the "IPO") in October 1995 (the "IPO Units"), each IPO Unit consisting of one share of Series A Common Stock, one Class A Warrant and one Class B Warrant. The Private Units were sold to accredited investors pursuant to Section 4(2) of the Act for net cash proceeds of approximately $7.8 million. As a result of the securities sold in the Private Offering, the antidilution provisions set forth in the Class A and Class B Warrants required the Company to (i) issue an additional 1,275,545 Class A Warrants and 1,020,258 Class B Warrants and (ii) adjust the exercise price of the Class A and Class B Warrants from $6.00 to $5.13 and $8.00 to $6.85, respectively.

          Each Class A Warrant entitles the holder to purchase, at an exercise price of $5.13, subject to adjustment, one share of Series A Common Stock and one Class B Warrant. Each Class B Warrant entitles the holder to purchase, at an exercise price of $6.85, subject to adjustment, one share of Series A Common Stock.

          D. H. Blair Investment Banking Corp. ("Blair") acted as placement agent in the Private Offering and pursuant to the terms of the Agency Agreement, dated November 14, 1996, between the Company and Blair, Blair received (i) a placement fee equal to ten percent (10%) of the $9 million of proceeds (the "Proceeds") from the Private Placement; (ii) a non-accountable expense allowance equal to three percent (3%) of the Proceeds; and
(iii) a unit purchase option to purchase 35% of the Private Units sold in the Private Offering (i.e., 999,999 IPO Units). In addition, Blair received a right of first refusal for certain Company financings and indemnification for liabilities arising out of the Private Offering. Blair is also entitled to registration rights with respect to the securities comprising the Private Units. The Company has agreed, under certain circumstances, to pay Blair a fee of 5% upon the exercise of the warrants sold as part of the Private Units.

          On December 16, 1996, the Company entered into a financial advisory agreement with Furman Selz LLC ("Furman Selz"), a New York investment banking firm. Pursuant to the agreement Furman Selz will provide financial advisory services to the Company for a period of approximately 18 months. Furman Selz received warrants to purchase 401,321 shares of Series A Common Stock, which is equal to five percent of the outstanding shares of Series A and Series B Common Stock, at an exercise price of $2.00 per share. The warrants contain certain antidilution provisions. The Company will be required to recognize an aggregate charge to operations of approximately $328,000 over an 18-month period for the value of the Furman Selz Warrants. In the event additional warrants are issued in accordance with antidilution provisions of the Furman Selz Warrants, the fair value of such Warrants will be charged to operations for the remaining term of the agreement.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

          The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Report. The Company is in its development stage. The Company's development activities to date have consisted of designing, developing and producing Cafe USA programming, producing and evaluating three market tests of Cafe USA to evaluate its acceptance in the marketplace, developing and refining an end-to-end distribution system for the delivery and management of Cafe USA programming into Food Courts, attracting and engaging management employees, consultants and advisers for marketing operations and implementation of the Cafe USA network, establishing contracts and entering into agreements with advertisers and mall operators and installing and operating Cafe USA in 11 Food Courts through December 31, 1996 (and 18 Food Courts as of the date of this report). The Company has received only limited revenues. The Company's principal expenses from its inception through December 31, 1996 have been salaries and payments to consultants ($5,263,000), production costs for Cafe USA programming ($3,519,000) and advertising/marketing expenses ($1,307,000). Additionally, the Company invested approximately $3,095,000 in capital equipment through December 31, 1996. Accordingly, as of December 31, 1996, the Company had a deficit accumulated in the development stage of approximately $15,691,000 and a net worth of approximately $8,148,000. The Company has continued to incur substantial losses since such date and is utilizing the proceeds of the Private Offering to continue its business. For the foreseeable future, and until significant sales, if any, of advertising occur, the Company expects losses to continue and will be entirely dependent on public or private financing or a strategic alliance. See also generally "Investment Considerations."

          On October 16, 1995 the Company closed a Public Offering of 2,800,000 IPO Units, each IPO Unit consisted of one share of Series A Common Stock, one Class A Warrant and one Class B Warrant and on November 9, 1995 the Company closed on an additional 420,000 Units to the Underwriter pursuant to the Underwriter's over-allotment option. The total net proceeds to the Company from the foregoing sales was approximately $13,811,000. The proceeds were applied to redemption of preferred stock (approximately $1,294,000), repayment of notes and bank loans (approximately $3,500,000), payment of accrued expenses and other indebtedness (approximately $2,100,000 million) and approximately $2,000,000 million to fund the Evaluatory Period.

          On November 14, 1996 the Company closed on a private placement of 90 Private Units, each Private Unit consisting of 31,746 Units identical to the IPO Units. The total net proceeds to the Company from the foregoing sales was approximately $7,800,000. A portion of the proceeds were used for mall installations and operations and working capital including salaries of service management and technical and administrative staff, advertising, sales and research expenses, programming and production expenses, professional fees and office and administrative expenses. The Company has utilized and will continue to utilize the remainder of the proceeds to fund its operations and continue mall installations until such time as it begins to receive revenues from operations, if ever.

Charge to Income in the Event of Release of Escrow Shares

          In connection with a private offering which began in November, 1993 and terminated July, 1994 of units of Series A Common Stock and Series A Redeemable Preferred Stock (the "Preferred Stock Unit Offering"), 750,000 shares of Series B Common Stock were placed in escrow of which 103,750 have been canceled effective as Of July 5, 1994. In the event the Company attains any of the earnings thresholds or the Company's Series A Common Stock meets certain minimum purchase prices required for the release of the Escrow Shares, such release will require the Company to recognize additional compensation expense for shares held by current and former officers and directors. Such charges could substantially increase the loss or reduce or eliminate the Company's net income, if any, for financial reporting purposes for the period in which the Escrow Shares are released or are probable of being released. Although the amount of compensation expense recognized by the Company will not affect the Company's total stockholders' equity or its working capital, it may have a depressive effect on the market price of the Company's securities. If neither the required earnings or sale price are attained by December 31, 1998, the Escrow Shares as well as any dividends or other distributions made with respect thereto, will be contributed to the capital of the Company. See Investment Considerations - Charge to Income in the Event of Release of Escrow Shares" and Note E[1] of Notes to Financial Statements.

Liquidity and Capital Resources

          As of December 31, 1996, the Company had a working capital of approximately $5,502,000. The Company has financed its operation to date almost exclusively through three private placements of securities, bank loans and a public offering, including $2,292,500 through the Preferred Stock Unit Offering, the Bridge Financing of $2,250,000 of Bridge Notes, bank loans of approximately $1,086,000, the Public Offering of approximately $16,800,000 and the Private Offering in November, 1996 of $9,000,000.

          The Company has employment contracts with seven executive officers and employees which provide for aggregate salaries in 1997 in the amount of approximately $975,000. See Note F to the Financial Statements. The Company's lease agreement for its offices provides for monthly payments of approximately $10,500.

          Pursuant to employment agreements with two former executive officers, the Company is obligated to make severance payments totaling $125,000 for the period from April 1, 1997 through September 30, 1997.

          The Company has entered into a settlement agreement with a former director and officer of the Company dated
October 12, 1993 regarding any claims he had or may have had with respect to continued employment with the Company and rights to acquire additional securities of the Company for $200,000. Payments under such settlement agreement will be made from 25% of "Excess Cash Flow" (as defined below) of the Company, if any. However, the entire remaining unpaid balance of the $200,000 shall be due and payable regardless of the Company's cash flow no later than December 1, 1997. Interest will accrue on such obligation at the prime rate commencing January 1, 1996 and will be paid quarterly thereafter. "Excess Cash Flow" is defined in the agreement as follows: for any fiscal quarter (i) net income before taxes of the Company for such fiscal quarter, plus
(ii) amortization and other non-cash charges during such fiscal quarter (to the extent deducted in computing net income), minus
(iii) capital expenditures made or accrued during such fiscal quarter. Dividends and redemptions shall not be treated as expenses in determining the Company's net income. In addition to the above, the settlement agreement provided for the purchase by the former director and officer from the Company of 11,250 shares of the Company's Class B Common Stock at a price of $.01 per share and the payment of consulting fees for services provided at the request of the Company.

          The Company entered into an agreement with an advisor for assistance in obtaining certain financing transactions. The Company has made certain payments pursuant to the agreement and although the Company has terminated such agreement, it may be required to pay consideration, including warrants, in the future to such advisor for any financing obtained by the Company from sources within the scope of the agreement.

          In connection with the underwriting agreement for the Private Offering, the Company entered into an agreement with the Placement Agent that provides for a finder's fee to be paid to the Placement Agent if it consummates a merger, acquisition, joint venture, or other similar transaction with a party introduced by the Underwriter during the five year period from the consummation of the Private Offering. The fee is based on a percentage of the consideration paid in the transaction ranging from 7% of the first $1,000,000 to 2-1/2% of any consideration in excess of $9,000,000.

          The Company has agreed not to solicit warrant exercises other than through the Placement Agent. Upon any exercise of the Class A or Class B Warrants the Company will pay the Placement Agent a fee of 5% of the aggregate exercise price, if (i) the market price of the Company's Series A Common Stock on the date the warrant is exercised is greater than the then exercise price of the warrants; (ii) the exercise of the warrant was solicited by a member of the National Association of Securities Dealers, Inc.; (iii) the warrantholder designates in writing that the exercise of the Warrant was solicited by a member of the National Association of Securities Dealers, Inc. and designates in writing the broker-dealer to receive compensation for such exercise;
(iv) the Warrant is not held in a discretionary account;
(v) disclosure of compensation arrangements was made both at the time of the Private Offering and at the time of exercise of the warrants; and (vi) the solicitation of exercise of the warrant was not in violation of Rule 10b-6 promulgated under the Exchange Act.

          In connection with the Private Offering, D.H. Blair Investment Banking Corp. was granted a five-year right of refusal to act as underwriter for any public or private offerings by the Company or any holder of 5% or more of the Company's Series B Common Stock (with certain exceptions).

Plan of Operation

          The Company is currently (as of March 31, 1997) broadcasting in 18 Food Courts, has begun the installation of Cafe USA in two additional Food Courts. The Company plans to continue its Mall Expansion until it obtains a critical number of installations in mall Food Courts. The Company will, however, require substantial additional capital in order to complete its plan. The Company intends to seek strategic alliances with appropriate corporate partners. Without substantial additional capital, the Company will be unable to complete a sufficient number of installations to rely solely on revenues for its operations.

          Since revenue proceeds will not be sufficient to fund a continued expansion of the network or the cost of operations, the Company is actively seeking strategic alliances, either through a joint venture, merger or acquisition transaction, with other entities that have significant financial and other resources in order to provide the Company with the necessary funding required to successfully complete the Mall Expansion and to build a staff sufficient to operate a growing media company. If the Company determines that it is unable to enter into a strategic alliance in a timely manner, the Company may be forced to cease operations.

          In January, 1997, the Company entered into a six-year exclusive advertising sales representative agreement with ABC. The agreement provides that ABC will be the exclusive advertising representative for Food Court and will use the ABC sales force to seek advertisers for the Company's programming. The Company believes that the addition of the ABC sales force will have a major impact on obtaining a significant volume of advertising sales for the Cafe USA network. During the last quarter of 1996, the Company ran advertisements for Sears, AT&T and the Athlete's Foot and 20th Century Fox (for a four week period during the fourth quarter). The Company currently has no paid advertisers.

          The Company has issued a purchase order to Digital Equipment Corporation ("DEC") whereby DEC has undertaken to develop software applications and provide hardware necessary to deliver Cafe USA digitally through telecommunications network into malls nationwide. Through the end of 1996 the Company has paid DEC the sum of $150,000. The cost of the digital network is estimated to be about $1,000,000. Further, DEC and the Company have agreed to enter into a definitive agreement setting forth the exact obligations and responsibilities of both DEC and the Company. There can be no assurance that a definitive agreement with DEC will be signed. Although the failure to proceed with the DEC contract will initially limit the Company's options for broadcasting its programming into Food Courts, there are other options and methods of broadcast or other digital systems which may be designed by other companies that will be available to the Company.

                  ITEM 7 - FINANCIAL STATEMENTS

             FOOD COURT ENTERTAINMENT NETWORK, INC.
                  (a development stage company)

                              INDEX

                                                            PAGE
                                                           NUMBER

REPORT OF INDEPENDENT AUDITORS                               28

BALANCE SHEET                                                29

STATEMENTS OF OPERATIONS                                     30

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY                31

STATEMENTS OF CASH FLOWS                                     33

NOTES TO FINANCIAL STATEMENTS                                34

                 REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
Food Court Entertainment Network, Inc.
Queens, New York

     We have audited the accompanying balance sheet of Food Court Entertainment Network, Inc. (a development stage company) as at December 31, 1996, and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1995 and December 31, 1996 and for the period from February 12, 1992 (inception) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Food Court Entertainment Network, Inc. at December 31, 1996 and the results of its operations and cash flows for the years ended December 31, 1995 and December 31, 1996 and for the period from February 12, 1992 (inception) through December 31, 1996 in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A, the Company expects substantial losses to continue until it is able to attract a significant number of advertisers. In order to accomplish this, the Company must expand its network into a significant number of mall food courts, which will require additional financing. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Richard A. Eisner & Company, L.L.P.
New York, New York
February 12, 1997

             FOOD COURT ENTERTAINMENT NETWORK, INC.
                  (a development stage company)
                          BALANCE SHEET
                     AS AT DECEMBER 31, 1996

                             ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . .   $  6,498,864
  Other current assets. . . . . . . . . . . . . .        402,626

    Total current assets. . . . . . . . . . . . .      6,901,490

Fixed assets, net (Notes B[1] and C). . . . . . .      2,415,115
Other assets. . . . . . . . . . . . . . . . . . .        130,215

    TOTAL . . . . . . . . . . . . . . . . . . . .   $  9,446,820

                           LIABILITIES
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . .   $    665,022
  Accrued payroll . . . . . . . . . . . . . . . .        255,518
  Other accrued expenses. . . . . . . . . . . . .        178,692
  Due to former employee (Note F[3]). . . . . . .        200,000

    Total liabilities . . . . . . . . . . . . . .      1,299,232

Commitments and other matters (Notes B[7] and F)

                      STOCKHOLDERS' EQUITY
                            (Note E)
Preferred stock - 5,000,000 shares authorized,
  none issued
Common stock:
  Series A common stock - $.01 par value,
    200,000,000 shares authorized and
    6,913,555 issued and outstanding. . . . . . .         69,135
  Series B common stock - $.01 par value,
    1,250,000 shares authorized,
    1,133,009 issued. . . . . . . . . . . . . . .         11,330
Additional paid-in capital. . . . . . . . . . . .     23,757,996
Deficit accumulated during the development stage.    (15,690,772)

    Total . . . . . . . . . . . . . . . . . . . .      8,147,689

Treasury stock. . . . . . . . . . . . . . . . . .           (101)

    Total stockholders' equity. . . . . . . . . .      8,147,588

    TOTAL . . . . . . . . . . . . . . . . . . . .   $  9,446,820

Attention is directed to the foregoing accountants' report and to the accompanying notes to financial statements.

             FOOD COURT ENTERTAINMENT NETWORK, INC.
                  (a development stage company)

                    STATEMENTS OF OPERATIONS

                                                                  February 12,
                                                                      1992
                                                                  (Inception)
                                                                    Through
                                     Year Ended December 31,      December 31,
                                       1995           1996            1996
Advertising revenue (Note B[2]) .                 $   122,260    $    122,260

Operating expenses:
  Sales and marketing . . . . . .                     560,513         560,513

  Programming . . . . . . . . . .                   1,314,340       1,314,340

  Network costs . . . . . . . . .                   1,228,557       1,228,557

  General and administrative
    expenses. . . . . . . . . . .  $   620,380      2,339,523       3,334,400

  Development costs (Note B[3]) .    4,665,147      1,104,316       8,983,551

    Total operating expenses. . .    5,285,527      6,547,249      15,421,361

Operating (loss). . . . . . . . .   (5,285,527)    (6,424,989)    (15,299,101)

Other (income) expenses:

  Interest expense. . . . . . . .      616,637         16,500         657,705

  Interest and other (income) . .      (65,313)      (171,057)       (266,034)

                                       551,324       (154,557)        391,671

NET (LOSS). . . . . . . . . . . .  $(5,836,851)   $(6,270,432)   $(15,690,772)


Net (loss) per share of common
  stock . . . . . . . . . . . . .  $     (2.32)   $     (1.32)

Number of common shares and
   common share equivalents
   used in computation. . . . . .    2,413,975      4,738,565

Attention is directed to the foregoing accountants' report and to the accompanying notes to financial statements.

             FOOD COURT ENTERTAINMENT NETWORK, INC.
                  (a development stage company)

          STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            (Note E)

                                                                                                Common Stock
                                                                                              Series A               Series B
                                                                       Shares   Amount     Shares     Amount     Shares      Amount
Common stock issued for cash in February 1992 at $10.00 per share . .    98      $  1
Net (loss) for the period February 12, 1992 (inception) to
  December 31, 1992 . . . . . . . . . . . . . . . . . . . . . . . . .
Balance - December 31, 1992 . . . . . . . . . . . . . . . . . . . . .    98         1
Exchange of shares and change of capital structure in October 1993. .   (98)       (1)                                98    $     1
Common stock issued to founders for cash in October 1993 at $.01 per
  share . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                                          1,249,902     12,499
Cash contributed by stockholder . . . . . . . . . . . . . . . . . . .
Loan from director contributed to capital . . . . . . . . . . . . . .
Net (loss) for the year . . . . . . . . . . . . . . . . . . . . . . .
Balance - December 31, 1993 . . . . . . . . . . . . . . . . . . . . .     0          0                         1,250,000     12,500
Issuance of stock for cash in January through June 1994 at $2.00 per share in connection with private placement, less expense of
  $254,685. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      535,625   $ 5,356
Issuance of stock as settlement of director and officer loans in
  January through June 1994 at $2.00 per share. . . . . . . . . . . .                       37,500       375
Value assigned to warrants issued in connection with bridge
  financing . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
Shares forfeited. . . . . . . . . . . . . . . . . . . . . . . . . . .
Shares forfeited and cancelled. . . . . . . . . . . . . . . . . . . .                                           (103,750)    (1,038)
Net (loss) for the year . . . . . . . . . . . . . . . . . . . . . . .
Balance - December 31, 1994 . . . . . . . . . . . . . . . . . . . . .     0          0     573,125     5,731   1,146,250     11,462
Sale of treasury stock for cash in April 1995 at $.01 per share . . .
Value assigned to warrants issued in connection with bridge
  financing . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
Preferred dividends paid. . . . . . . . . . . . . . . . . . . . . . .
Issuance of units at $5.00 per unit pursuant to initial public
  offering, less expense of $2,254,009. . . . . . . . . . . . . . . .                    3,220,000    32,200
Value assigned to options and warrants issued as compensation . . . .
Value assigned to warrants issued for guarantees of debt. . . . . . .
Net (loss) for the year . . . . . . . . . . . . . . . . . . . . . . .
Balance - December 31, 1995 . . . . . . . . . . . . . . . . . . . . .     0          0   3,793,125    37,931   1,146,250     11,462
Common stock issued as consideration for programming. . . . . . . . .                      250,000     2,500
Issuance of stock and warrants for cash in October at $3.15 per share in connection with private placement (less expenses of
  $1,341,109) . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    2,857,189    28,572
Sale of common B shares . . . . . . . . . . . . . . . . . . . . . . .                       13,241       132     (13,241)      (132)
Granting of common B shares to former employee as a form of
  settlement. . . . . . . . . . . . . . . . . . . . . . . . . . . . .
Issuance of warrants as consideration for consulting services . . . .
Net (loss) for the year . . . . . . . . . . . . . . . . . . . . . . .

BALANCE - DECEMBER 31, 1996 . . . . . . . . . . . . . . . . . . . . .     0      $   0   6,913,555   $69,135   1,133,009    $11,330

                     FOOD COURT ENTERTAINMENT NETWORK, INC.
                          (a development stage company)

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                    (Note E)

                                                                        Deficit
                                                                      Accumulated
                                                       Additional       During           Series B
                                                         Paid-in      Development      Treasury Stock    Subscription
                                                         Capital         Stage        Shares    Amount    Receivable        Total
Common stock issued for cash in February 1992 at
  $10.00 per share  . . . . . . . . . . . . . . . .   $       979                                           $(980)      $         0
Net (loss) for the period February 12, 1992
  (inception) to December 31, 1992  . . . . . . . .                  $   (154,488)                                         (154,488)
Balance - December 31, 1992 . . . . . . . . . . . .           979        (154,488)                           (980)         (154,488)
Exchange of shares and change of capital
  structure in October 1993 . . . . . . . . . . . .          (979)                                            980                 1
Common stock issued to founders for cash in
  October 1993 at $.01 per share. . . . . . . . . .                                                                          12,499
Cash contributed by stockholder . . . . . . . . . .        32,500                                                            32,500
Loan from director contributed to capital . . . . .       190,000                                                           190,000
Net (loss) for the year . . . . . . . . . . . . . .                      (783,612)                                         (783,612)
Balance - December 31, 1993 . . . . . . . . . . . .       222,500        (938,100)                              0          (703,100)
Issuance of stock for cash in January through
  June 1994 at $2.00 per share in connection with
  private placement, less expense of $254,685 . . .       811,209                                                           816,565
Issuance of stock as settlement of director and
  officer loans in January through June 1994 at
  $2.00 per share . . . . . . . . . . . . . . . . .        74,625                                                            75,000
Value assigned to warrants issued in connection
  with bridge financing . . . . . . . . . . . . . .       140,000                                                           140,000
Shares forfeited. . . . . . . . . . . . . . . . . .           641                    (64,085)   $(641)                            0
Shares forfeited and cancelled. . . . . . . . . . .         1,038                                                                 0
Net (loss) for the year . . . . . . . . . . . . . .                    (2,645,389)                                       (2,645,389)
Balance - December 31, 1994 . . . . . . . . . . . .     1,250,013      (3,583,489)   (64,085)    (641)          0        (2,316,924)
Sale of treasury stock for cash in April 1995 at
  $.01 per share  . . . . . . . . . . . . . . . . .                                   43,950      440                           440
Value assigned to warrants issued in connection
  with bridge financing. .  . . . . . . . . . . . .        85,000                                                            85,000
Preferred dividends paid. . . . . . . . . . . . . .      (148,112)                                                         (148,112)
Issuance of units at $5.00 per unit pursuant to
  initial public offering, less expense of
  $2,254,009. . . . . . . . . . . . . . . . . . . .    13,778,872                                                        13,811,072
Value assigned to options and warrants issued as
  compensation. . . . . . . . . . . . . . . . . . .        22,580                                                            22,580
Value assigned to warrants issued for guarantees
  of debt . . . . . . . . . . . . . . . . . . . . .        86,003                                                            86,003
Net (loss) for the year . . . . . . . . . . . . . .                    (5,836,851)                                       (5,836,851)
Balance - December 31, 1995 . . . . . . . . . . . .    15,074,356      (9,420,340)   (20,135)    (201)          0         5,703,208
Common stock issued as consideration for
  programming . . . . . . . . . . . . . . . . . . .       697,500                                                           700,000
Issuance of stock and warrants for cash in October
  at $3.15 per share in connection with private
  placement (less expenses of $1,341,109) . . . . .     7,630,319                                                         7,658,891
Sale of common B shares . . . . . . . . . . . . . .                                                                               0
Granting of common B shares to former employee
  as a form of settlement . . . . . . . . . . . . .        28,150                     10,000      100                        28,250
Issuance of warrants as consideration for
  consulting services . . . . . . . . . . . . . . .       327,671                                                           327,671
Net (loss) for the year . . . . . . . . . . . . . .                    (6,270,432)                                       (6,270,432)

BALANCE - DECEMBER 31, 1996 . . . . . . . . . . . .   $23,757,996    $(15,690,772)   (10,135)   $(101)      $   0       $ 8,147,588

Attention is directed to the foregoing accountants' report and to the accompanying notes to financial statements.

             FOOD COURT ENTERTAINMENT NETWORK, INC.
                  (a development stage company)

                    STATEMENTS OF CASH FLOWS

                                                                                                                       February 12,
                                                                                                                           1992
                                                                                                                       (Inception)
                                                                                                                         Through
                                                                                          Year Ended December 31,      December 31,
                                                                                            1995           1996            1996
Cash flows from operating activities:
  Net (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $(5,836,851)   $(6,270,432)   $(15,690,772)
  Adjustments to reconcile net (loss) to net cash (used in) operating activities:
    Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . . .        541,907        390,093         964,086
    Loss on disposal of equipment. . . . . . . . . . . . . . . . . . . . . . . . . .                        26,182          26,182
    Write-off of debt issuance costs . . . . . . . . . . . . . . . . . . . . . . . .        146,397                        146,397
    Value assigned to options and warrants issued as compensation and for
      guarantees of debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        108,583                        108,583
    Common stock issued as consideration for programming . . . . . . . . . . . . . .                       700,000         700,000
    Common stock and warrants issued as consideration for compensation . . . . . . .                        38,002          38,002
    Changes in operating assets and liabilities:
      (Increase) decrease in other assets. . . . . . . . . . . . . . . . . . . . . .         38,641       (210,825)       (213,789)
      Increase in accrued expenses and other liabilities . . . . . . . . . . . . . .        232,842        366,639       1,299,231

        Net cash (used in) operating activities. . . . . . . . . . . . . . . . . . .     (4,768,481)    (4,960,341)    (12,622,080)

Cash flows from investing activities:
  Purchase of equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,512,129)    (1,391,583)     (3,024,077)
  Organization costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                                       (11,336)

          Net cash (used in) investing activities. . . . . . . . . . . . . . . . . .     (1,512,129)    (1,391,583)     (3,035,413)

Cash flows from financing activities:
  Net proceeds from sale of units of common stock and warrants . . . . . . . . . . .     13,811,512      7,658,891      23,370,719
  Redemption of preferred stock. . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,146,250)                    (1,146,250)
  Preferred dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (148,112)                      (148,112)
  Capital contribution . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                                        32,500
  Proceeds from bridge loan. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        850,000                      2,250,000
  Repayment of bridge loan . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (2,250,000)                    (2,250,000)
  Deferred financing fees. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (110,500)                      (292,500)
  Proceeds from director and officer loans . . . . . . . . . . . . . . . . . . . . .         50,000                        390,000
  Repayment of director and officer loans. . . . . . . . . . . . . . . . . . . . . .        (50,000)                       (50,000)
  Proceeds from note payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .        642,972                        954,572
  Repayment of note payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (954,572)                      (954,572)

          Net cash provided by financing activities. . . . . . . . . . . . . . . . .     10,695,050      7,658,891      22,156,357

NET INCREASE IN CASH . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,414,440      1,306,967       6,498,864

Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . . . . .        777,457      5,191,897

CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . . . . . . . . . . . . . . . . . . .    $ 5,191,897    $ 6,498,864    $  6,498,864

Supplemental schedule of noncash financing activities:
  Warrants issued in connection with bridge loan . . . . . . . . . . . . . . . . . .    $    85,000                   $    225,000
  Warrants issued in connection with deferred consulting . . . . . . . . . . . . . .                   $   317,919         317,919
  Director and officer loans exchanged for common and preferred stock. . . . . . . .                                       150,000
  Director loan contributed to capital . . . . . . . . . . . . . . . . . . . . . . .                                       190,000

Supplemental disclosure of cash flow information:
   Cash paid for interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        317,334                        336,406

Attention is directed to the foregoing accountants' report and to the accompanying notes to financial statements.

             FOOD COURT ENTERTAINMENT NETWORK, INC.
                  (a development stage company)

                  NOTES TO FINANCIAL STATEMENTS


(NOTE A) - The Company and Basis of Presentation:

     Food Court Entertainment Network, Inc. (the "Company") is a Delaware corporation which was incorporated on February 12, 1992. The Company's initial plan had been to establish a national television network to broadcast a high quality television program called Cafe USA, specifically to large, enclosed shopping mall food courts across the United States. While the development of a national television network remains the core business, the Company intends to expand its mission. The Company plans to promote, introduce, and operate electronic entertainment, information and transaction systems in various high traffic consumer areas utilizing both new and traditional media and contemporary communication technologies. The Company is in the development stage and to date its activities have consisted primarily of designing, developing and producing its Cafe USA programming, establishing contacts and entering into agreements with potential advertisers and mall operators, producing and evaluating market tests of its programming, developing a system for delivery of programming into mall food courts, engaging management, employees and consultants for operations, including marketing, installing and operating Cafe USA in various mall food courts.

     As shown in the accompanying financial statements, the Company has incurred substantial losses from operations since inception. Such losses are expected to continue until the Company is able to attract a significant number of advertisers. The Company currently has no paid advertisers and it is anticipated that revenues will not be sufficient to cover the Company's operating expenses until it has achieved a presence in a significant number of malls. Mall expansion is dependent upon the Company obtaining financing for the lease or purchase and installation of equipment necessary for the broadcasting of its programming in mall food courts. Without additional financing, the Company will not be able to pursue its expansion plan. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company is negotiating with potential suppliers of equipment and programming to provide such financing. The Company is also negotiating an arrangement with a mall developer whereby the developer will fund the installations in certain mall food courts for a portion of the related advertising revenues. In addition, the Company is pursuing other sources of financing required for expansion into additional malls. There is no assurance that such financing will be available. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(NOTE B) - Summary of Significant Accounting Policies:

     [1]  Depreciation:

          Depreciation is provided using the straight-line method over the five-year estimated useful life of the assets.

     [2]  Revenue recognition:

          Revenue will generally be recognized by the Company when media placements appear.

     [3]  Development costs:

          Development and start up costs expended prior to commencement of operations have been expensed as incurred.

     [4]  Programming costs:

          The Company charges programming costs to expense as they are incurred.

     [5]  Loss per share of common stock:

          Net loss per share of common stock is based on the weighted average number of shares outstanding during each period, as modified in accordance with certain rules of the Securities and Exchange Commission. Accordingly, the weighted average number of shares outstanding during 1995 includes options and warrants issued within twelve months of the Company's initial public offering using the treasury stock method as if they were outstanding from January 1, 1995 through June 30, 1995. The weighted average number of shares outstanding for 1995 and 1996 excludes Series B shares in escrow. In addition, the net loss per share of common stock for 1995 is adjusted for the amortization of an assumed discount on the Series A redeemable preferred stock through the effective date of the Company's initial public offering.

     [6] Use of estimates in the preparation of financial statements:

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     [7]  Concentration of credit risk:

          The Company maintains all of its cash and cash equivalents in one commercial bank.

     [8]  Stock options:

          In October 1995, the FASB issued SFAS 123 "Accounting for Stock-Based Compensation Arrangements" ("SFAS 123").
SFAS 123 permits the Company to choose either a new fair value-based method of accounting for stock-based compensation to employees and directors, or retain the intrinsic value-based method of accounting for such stock-based compensation. The statement requires pro forma disclosures of net income and earnings per share computed as if the fair value-based method had been applied in financial statements of companies that continue to follow the intrinsic value-based method of accounting. The Company has adopted SFAS 123 for disclosure purposes only, and as a result, the adoption of SFAS 123 will not materially impact the Company's financial position or results of operations.

(NOTE C) - Equipment:

     Equipment is summarized as follows at December 31, 1996:

          Installations . . . . . . . . . . . .   $2,708,473
          Office furniture and fixtures . . . .       13,540
          Transmission system in progress . . .      205,000
          Computer equipment. . . . . . . . . .       67,587

                    T o t a l . . . . . . . . .    2,994,600

          Less accumulated depreciation . . . .      579,485

                    B a l a n c e . . . . . . .   $2,415,115

     [1]  Installations:

          Installations includes the cost of equipment necessary to transmit and receive the Company's programming and the related costs of installing such equipment. At December 31, 1996 the cost basis of installations includes $1,538,370 of equipment and the remaining balance represents the aggregate costs of technicians, engineers, general contractors, architects and other installation consultants.

     [2]  Transmission system in progress:

          The cost basis of transmission system in progress consists of costs related to the development of software applications and hardware necessary to deliver the Cafe USA program digitally through telephone wires into malls nationwide. The Company has entered into a consulting agreement which provides for payments aggregating approximately $1 million and such costs will be depreciated when the related asset is placed into service. The Company will be required to write off these costs and any additional amounts due if it does not proceed with this agreement (Note F[4]).

(NOTE D) - Income Taxes:

     At December 31, 1996, the Company has available net operating loss carryforwards of approximately $7,350,000, which expire at various dates through 2011. Under Section 382 of the Internal Revenue Code of 1986, as amended, the Company is subject to an annual limitation on the utilization of approximately $600,000 of its net operating loss carryforwards because an ownership change of more than 50% has occurred.

     Prior to the commencement of operations the Company was required to treat certain costs as start-up costs for tax purposes. Accordingly, development and general and administrative expenses were not deducted for tax purposes until April 1996. The Company's financial statements do not reflect a benefit from its net operating loss carryforwards or from temporary differences (primarily due to the unamortized balance of expenses which were capitalized as start-up costs for tax purposes), because a valuation allowance, which increased by approximately $2,558,000 for the year ended December 31, 1996, has been provided against the deferred tax asset. The valuation allowance has been provided due to management's uncertainty regarding the future profitability of the Company. At
December 31, 1996 the principal components of deferred tax assets (liabilities) are as follows:

     Net operating loss carryforwards. . . .   $ 2,940,000
     Start-up costs. . . . . . . . . . . . .     3,358,000
     Depreciation. . . . . . . . . . . . . .      (213,000)
     Other . . . . . . . . . . . . . . . . .       171,000
                                                 6,256,000
     Valuation allowance . . . . . . . . . .    (6,256,000)

     Net deferred tax. . . . . . . . . . . .   $   - 0 -

(NOTE E) - Stockholders' Equity:

     [1]  Capital stock:

          In connection with the Company's private placement in 1993, 646,250 shares of Series B common stock are held in escrow to be released based on attaining certain net earning levels. The shares will also be released if the Company is sold in a private sale obtaining specified per share prices. If the above conditions have not been met, the escrow shares will be cancelled.

          Upon the release of any of the Series B shares held in escrow, the Company will incur a reportable earnings charge for compensation expense in the amount of the then fair value of the shares released. Such charge is not deductible for income tax purposes.

          The holders of Series A shares are entitled to one vote per share. The holders of the Series B shares are entitled to five votes per share. The Series B stock is primarily held by the current management of the Company.

     [2]  Stock options:

          (a)  Consultants and advisors stock option plan:

               During 1994, the Board of Directors and the stockholders of the Company approved a stock option plan (the "Plan") which provides for the granting of options to purchase up to 100,000 shares of Series A common stock. Consultants and advisors of the Company are eligible to receive nonqualified options to purchase shares under the Plan. Options granted under the Plan are exercisable for a period of four years from the date of grant at an exercise price as determined by the Company's compensation committee, of not less than $2.00 per share.
Options for 104,800 shares were outstanding under the Plan as at December 31, 1996.

          (b)  Employee stock option plan:

               In August 1995, the Board of Directors and the stockholders approved the Company's Employee Stock Option Plan (the "Employee Plan"), for the benefit of officers and key employees of the Company or any of its current or future parents or subsidiaries. The Employee Plan, as amended, provides that options to purchase an aggregate of 2,000,000 shares of the Company's Series A common stock may be granted pursuant to the Employee Plan. Options granted under the Employee Plan may be incentive stock options or nonqualified stock options. The term, the exercise price, and the rate at which options may be exercised will be determined by the Company's Board of Directors or by the compensation committee. Unexercised options expire five to ten years after the date of grant.

               The Company granted options to purchase
100,000 shares of its Series A common stock to an officer in 1995 at $5.00 per share. No other options were granted under the Employee Plan during 1995.

               During the year ended December 31, 1996 the options for 100,000 shares previously granted under the Employee
Plan were cancelled and options to purchase 503,000 shares of the Company's Series A common stock were granted to employees.

               In October 1996 the Company agreed to issue options to purchase 1,000,000 shares of Series A common stock in connection with employment agreements with its chairman and president and the resignation of its former president. Options for all of these shares are subject to vesting provisions, 900,000 of which are based on the Company's attaining specified earnings thresholds. There will be a charge to operations equal to the difference between the exercise price and the fair value of the stock on the date that these options vest.

          (c)  The Director Plan:

               In July 1996, the stockholders of the Company approved the Director Plan, pursuant to which the Company granted to seven directors options to purchase all of the 630,000 shares of Series A common stock available under such plan at an exercise price of $5.00. Options to purchase 210,000 shares are immediately exercisable, options to purchase 210,000 shares become exercisable in each of July 1997 and July 1998 provided the directors are re-elected. In October 1996, 180,000 options were forfeited due to the resignation of two members of the Board of Directors.

          (d)  Other stock options:

               The Company has outstanding options to purchase
120,000 shares of its Series A common stock which were granted to directors outside of any of the plans.

               The Company applies APB Opinion 25 and related interpretations in accounting for its options. Accordingly, no compensation cost has been recognized for its stock option grants to employees and directors. However, the Company recognized compensation of approximately $23,000 and $10,000 in 1995 and 1996, respectively, related to options and warrants granted to others. Had compensation cost for the company's stock option grants to employees and directors been determined based on the fair value at the grant dates for awards consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                       1995           1996
Net loss             As reported   $(5,836,851)   $(6,270,432)
                     Pro forma     $(5,960,601)   $(7,181,020)

Net loss per share   As reported   $     (2.32)   $     (1.32)
                     Pro forma     $     (2.36)   $     (1.52)

          A summary of the status of the Company's stock options as of December 31, 1995 and December 31, 1996, and changes during the years ending on those dates is presented below:

                                 1995                1996
                                   Weighted-            Weighted-
                                   Average              Average
                                   Exercise              Exercise
      Fixed Options        Shares   Price      Shares     Price
Outstanding at beginning
  of year. . . . . . . .  117,800    $2.00      310,800    $3.42
Granted. . . . . . . . .  193,000     4.28    2,363,000     3.03
Cancelled. . . . . . . .                       (390,000)    3.64
Forfeited. . . . . . . .                       (191,000)    4.87
Outstanding at end of
  year                    310,800     3.42    2,092,800     2.81
Options exercisable at
  year-end . . . . . . .  190,800     2.74      777,800     2.92
Weighted-average fair
  value of options
  granted during
  the year . . . . . . .    $1.75                 $2.03

               The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                            Options Outstanding               Options Exercisable
                     Number       Weighted-                   Number
                   Outstanding     Average     Weighted-    Exercisable   Weighted-
                       at         Remaining     Average         at         Average
Range of          December 31,   Contractual   Exercise    December 31,    Exercise
exercise prices       1996           Life        Price         1996         Price
$2.00 - $2.83      1,562,800            9       $2.12        547,800        $2.20
$3.87 - $5.00     530,000            9        4.84        230,000         4.63

                   2,092,800            9       $2.81        777,800        $2.92

               The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1995 and 1996: dividend yield of 0%, expected volatility of 45% and 70%, respectively, risk-free interest rate of 6% and expected lives ranging from 4 to 7.5 years.

     [3]  Warrants:

          Warrants outstanding and exercisable at December 31, 1996 are summarized as follows:

                                 Shares
                              Covered by  Exercise
                                Warrants     Price   Expiration
Class A warrants (i) . . . .   8,796,797    $5.13   October 2000
Class B warrants . . . . . .   7,097,447     6.85   October 2000
Financial advisor's warrants     401,321     2.00   October 2000
Placement agent's warrants .     124,212     2.00   January 1999
Warrants to mall developer .      25,000     5.00   October 2000

                              16,444,777

          (i) Upon the exercise of each Class A warrant, the holder will receive a share of Series A common stock and a Class B warrant.

          In connection with the Company's initial public offering in 1995, the underwriter purchased, for nominal consideration, an option to purchase up to 280,000 units, each consisting of one share of Series A common stock, one Class A warrant and one Class B warrant.

          In connection with the Company's private placement in 1996, the placement agent received an option to purchase up to 999,999 of such units.

(NOTE F) - Commitments and Other Matters:

     [1]  Employment and consulting agreements:

          The Company has employment agreements with three officers which provide for aggregate annual compensation of approximately $363,000, $250,000 and $187,000 in 1997, 1998 and
1999, respectively, plus increases and bonuses as determined by the board of directors. The agreements also provide for aggregate severance payments of up to $900,000 plus the granting of options to purchase 100,000 shares of common stock at $2.00.

          The Company has employment agreements with four executives and a consulting agreement which provide for aggregate compensation of $569,000, $448,000 and $450,000 for the years ending December 31, 1997, December 31, 1998 and December 31,
1999, respectively.

          Pursuant to employment agreements with two former officers, the Company is obligated to make severance payments aggregating $187,500 through September 30, 1997. Such compensation was charged to operations during the fourth quarter of 1996. Additionally, the Company agreed to grant options to purchase 100,000 shares of Series A common stock to one of the former officers.

     [2]  Leases:

          Through June 30, 1996, the Company leased office and other space on a month-to-month basis. Rent expense was approximately $89,132 and $121,000 for the years ended
December 31, 1996, and December 31, 1995, respectively.

          Effective July 1, 1996 the Company entered into an operating lease for office space. The agreement expires
December 29, 2000 and provides for monthly payments of rent, real estate taxes and operating expenses.

          Future minimum lease payments as at December 31, 1996 are as follows:

     1997. . . . . . . . . . . . . .  $124,950
     1998. . . . . . . . . . . . . .   124,950
     1999. . . . . . . . . . . . . .   124,950
     2000. . . . . . . . . . . . . .   124,950

               T o t a l . . . . . .  $499,800

     [3]  Employee settlement:

          The Company reached an agreement with a former employee to settle claims relating to continued employment and rights to additional ownership interest in the Company. The agreement requires the Company to pay the employee $200,000 plus accrued interest from excess cash flow (as defined) of the Company; the unpaid balance of the obligation is due on December 31, 1997 and interest at the prime rate began accruing on January 1, 1996.

     [4]  Other commitments:

          The Company has entered into an agreement with a consultant for approximately $1,000,000 in connection with the development of software applications and hardware necessary to deliver the Cafe USA program digitally through telephone wires into malls nationwide. Through December 31, 1996 $150,000 has been paid in connection with this agreement. The Company is considering other similar systems and should this agreement be terminated, additional amounts may be due.

          Under a previous agreement with an advisor, the Company may be required to pay consideration, including warrants, for any future financing obtained from sources within the scope of such agreement.

          In December 1996, the Company entered into a financial advisory agreement with an investment banking firm (the "Firm"). Pursuant to the agreement the Firm will provide financial advisory services to the Company for a period of 18 months. In connection with the agreement, the Firm received warrants to purchase 401,321 shares of Series A common stock at an exercise price of $2.00 per share. The Company recognized a charge to operations of $9,000 in the fourth quarter and will amortize the remaining deferred consulting fees of $319,000 over an 18-month period. In the event additional warrants are issued in accordance with certain antidilution provisions, the fair value of such warrants will be charged to operations over the remaining term of the agreement.

(NOTE G) - Subsequent Events:

     In January 1997, the Company entered into a six-year agreement with an exclusive sales representative, subject to the right of the parties to terminate after two years. Under the terms of the agreement, the sales representative will receive a guaranteed minimum first year commission of $100,000 to be applied towards commissions earned in the first year, 15% on the first $15 million of net advertising revenue, 10% on the net advertising revenue between $15 million and $30 million and 7.5% on net advertising over $30 million.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURES

          Not Applicable.

                            PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

          Information regarding the directors and executive officers of the Company as of March 31, 1997 is set forth below.

Name                Age            Position
Robert H. Lenz      57        Chairman of the Board of Directors

James N. Perkins    63        President, Chief Executive Officer
                              and Director

Gary D. Penisten    65        Director

Howard W. Phillips  66        Director

Robert J. Wussler   58        Director

Benjamin Frank      62        Director

E. Donald Shapiro   65        Director

Darren M. Sardoff   31        Senior Vice President, Business
                              Affairs, Chief Financial Officer
                              and Secretary

Robert H. Lenz,
Chairman of the Board of Directors

          Mr. Lenz has served as the Company's Chairman since May, 1993. From 1979 to 1991, Mr. Lenz was a principal, Creative Director and co-founder with five partners of the advertising firm of Backer & Spielvogel Inc. After the merger of Backer & Spielvogel with Ted Bates, Inc. in 1988, Mr. Lenz was Chairman and Creative Director of Backer Spielvogel Bates U.S. until 1991. Subsequent to his departure from Backer Spielvogel Bates U.S. in 1991, Mr. Lenz has been pursuing personal interests including the development of Cafe USA.

James N. Perkins,
President, Chief Executive Officer and Director

          Mr. Perkins has served as President, Chief Executive Officer and Director of the Company since October 1, 1996.
Mr. Perkins served as Executive Vice President and Chief Operating Officer of the Company from February, 1996 to
October 1, 1996. From 1988 to 1996, Mr. Perkins was President of US Tel, Inc., a telecommunications development company specializing in new media. From 1985 to 1988, Mr. Perkins organized and managed an interactive media research venture of Citibank, NYNEX and RCA. From 1981 to 1985, Mr. Perkins organized and managed the cable television programming venture of Hearst Corporation and ABC that led to the development of the Arts & Entertainment and Lifetime Networks. From 1980 to 1981, Mr. Perkins created and produced "The Home Shopping Show," the forerunner of The Home Shopping Network. Mr. Perkins is a graduate of Dartmouth College and a former Captain in the U.S. Air Force.

Gary D. Penisten,
Director

          Mr. Penisten has been a director of the Company since October, 1993. Mr. Penisten was employed with General Electric from 1953 to 1974, including as Manager of Finance for General Electric's Power Generation Group from 1972 to 1974. From 1974 to 1977 Mr. Penisten served as Assistant Secretary of the Navy, Financial Management. In 1977 he joined Sterling Drug, Inc. where he was Senior Vice President, CFO, and member of the Board of Directors of Sterling until 1988. After Sterling Drug was acquired by Eastman Kodak in 1988, Mr. Penisten remained with Kodak for two years as CFO of the Health Group until he took early retirement to pursue personal business interests in 1990. Mr. Penisten was a minority owner and director of Network Communications, Inc. which in December, 1990 filed a petition pursuant to Chapter 11 of the Federal Bankruptcy laws. Currently, Mr. Penisten is Chairman of the Board and a director of Acme United Corporation and a Director of D.E. Foster Partners, Inc.

Howard W. Phillips,
Director

          Mr. Phillips has been a director of the Company since October, 1993. From 1983 until August, 1995, Mr. Phillips was Director of Corporate Finance at D.H. Blair Investment Banking Corp. Mr. Phillips was a partner and Director of Corporate Finance of Oppenheimer & Co., Inc., an investment banking firm from 1970 to 1980. Mr. Phillips is currently a financial consultant and private investor and is a director of Pioneer Healthcare.

Robert J. Wussler,
Director

          Mr. Wussler has been a director of the Company since October, 1993. Mr. Wussler was President of CBS Sports and CBS Television, Senior Executive Vice President with Turner Broadcasting Systems (1980-1989), and CEO with Comsat Video Enterprises (1989-1992). Since leaving Comsat Video in 1992,
Mr. Wussler has remained active in the industry serving as Treasurer to the Board of Governors of the National Cable Television Association (NCTA), the Board of Governors of the National Academy of Cable Programming (NACP) and the Board of Advisors of the Cable Television Public Affairs Association (CTPAA). Mr. Wussler is currently the President and Chief Executive Officer of New Venco, Inc., a private corporation owned by ABC affiliated television stations organized to explore new media ventures and is also a Director of the Nostalgia Channel, a publicly held corporation.

Benjamin Frank,
Director

          Mr. Frank has been a Director of the Company since October, 1995. Currently, Mr. Frank, an Attorney, is the Chairman of Benjamin Frank & Associates, a business engaged in real estate development, international trade and mergers and acquisitions. Prior thereto, Mr. Frank had served as a Senior Vice President of Allied Stores Corporation and on President Reagan's Advisory Committee for Trade Negotiations.

E. Donald Shapiro,
Director

          Mr. Shapiro has been a Director of the Company since October, 1995. Mr. Shapiro is currently a Joseph Solomon Distinguished Professor of Law at New York Law School and a Supernumerary Fellow at St. Cross College at Oxford University. Mr. Shapiro is a member of the Board of Directors of Loral
Space & Communications, a NYSE company, Bank Leumi, Eyecare Products PLC, a London Stock Exchange company, Kranzco Realty Trust, a NYSE company, Vion, Inc., a NASDAQ company, Vascomedical Products, Inc., a NASDAQ company, Telepad, Inc., a NASDAQ company, Premier Laser Systems, Inc., a NASDAQ company and United Industrial Corporation, a NYSE company.

Darren M. Sardoff,
Senior Vice President, Business Affairs, Chief Financial Officer and Secretary

          Mr. Sardoff has served as Senior Vice President, Business Affairs and Chief Financial Officer, since September 1995. From 1993 to 1995, Mr. Sardoff was a Manager of Strategic Planning and Business Development with the Warner Music Group (a division of Time Warner Inc.) involved in the evaluation and start-up of new media ventures. Prior to Time Warner, Mr. Sardoff was an Associate with the investment banking firm of Alpine Capital Group Inc. from 1990 to 1993. Prior thereto, he held positions with the international accounting firm of Ernst & Young. Mr. Sardoff is a certified public accountant and holds a Master of Business Administration degree from the Wharton School of the University of Pennsylvania.

Beneficial Ownership Reports

          Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other securities of the Company. Such persons are required by the SEC to furnish the Company with copies of all Section 16(a) forms that they file.

          To the Company's knowledge, during the year ended December 31, 1996, based solely on a review of the copies of the
Section 16(a) reports furnished to the Company, all of the Company's directors, officers and ten percent stockholders have complied with Section 16(a) of the Exchange Act, except that Messrs. Frank and Perkins were late in filing initial statements of beneficial ownership on Form 3, Messrs. Lenz and Perkins were each late in filing a Form 4 for one transaction, and Mr. Penisten was late in filing a Form 5 for one transaction.

ITEM 10 - EXECUTIVE COMPENSATION

Executive Compensation

          The following table sets forth information for each of the three years ended December 31, 1996, concerning compensation for services in all capacities awarded to, earned by or paid to
(i) each person serving as the chief executive officer, and
(ii) the other executive officers of the Company who earned more than $ 100,000 during 1996 (collectively, the "Named Executives"). There were no other executive officers for whom disclosure would have been provided but for the fact that such individuals were not serving at December 31, 1996.

                           Summary Compensation Table

                                                                                           Long-Term Compensation
                                                        Annual Compensation                   Awards           Payouts
                                                                         Other                     Securities            All
                                                                         Annual                    Underlying            Other
                                                                        Compensa-   Restricted      Options/    LTIP     Compen-
                                                                         tion(1)    Stock Awards    SARs(2)    Payouts   sation
Name and Principal Position           Year    Salary ($)   Bonus($)        ($)          ($)           (#)        ($)       ($)
Robert H. Lenz................        1996    $100,000     $  N/A       $  N/A      $   N/A          600,000   $ N/A     $ N/A
  Chairman of the                     1995      82,083        N/A          N/A          N/A            N/A       N/A       N/A
  Board and Director                  1994     118,749        N/A          N/A          N/A            N/A       N/A       N/A

James N. Perkins..............        1996     151,667        N/A          N/A          N/A          500,000     N/A
  President and Chief                 1995       N/A          N/A          N/A          N/A            N/A       N/A       N/A
  Executive Officer                   1994       N/A          N/A          N/A          N/A            N/A       N/A       N/A

Darren M. Sardoff.............        1996     155,000        N/A          N/A          N/A          100,000     N/A       N/A
  Chief Financial Officer             1995      29,583        N/A          N/A          N/A            N/A       N/A       N/A
                                      1994       N/A          N/A          N/A          N/A            N/A       N/A       N/A

Stephen G. Bowen..............        1996     175,000        N/A          N/A          N/A          100,000     N/A       N/A
  Former President and                1995     165,208        N/A            A          N/A            N/A       N/A       N/A
  Chief Executive Officer             1994      97,920        N/A            A          N/A            N/A       N/A       N/A

_______________

"N/A" indicates that the column is not applicable because no compensation of the category required to be disclosed in the column was received.

"A" indicates that the column is applicable but that no amount is required to be disclosed.

(1) The costs of certain perquisites and other personal benefits are not included because they did not exceed, in the case of each Named Executive, the lesser of $50,000 or 10% of the total of annual salary and bonus reported in the columns above.

(2) Indicates number of shares for which options were granted during the applicable periods.

     The following table sets forth information concerning grants of stock options for the fiscal year ended December 31, 1996 to the Named Executives.

              Option/SAR Grants in Last Fiscal Year

                             Individual Grants
                         Number of     % of Total
                        Securities      Options/      Number of
                        Underlying        SARs         Shares/
                         Options/      Granted to     Exercise
                           SARs         Employees      or Base
                         Granted        in Fiscal     Price(2)     Expiration
                         (#)(1)           Year         ($/Sh)         Date
Robert H. Lenz.......    600,000          43.17     600,000/2.00    11/14/06
James N. Perkins.....    500,000          35.97      25,000/2.81     2/06/06
                                                    475,000/2.00    11/14/06
Darren M. Sardoff....    100,000           7.19      85,000/2.81     2/06/06
                                                     15,000/2.00    11/14/06
Stephen G. Bowen.....    100,000           7.19     100,000/2.00    11/14/06
_______________

(1) All amounts represent stock options to purchase shares of Series A Common Stock granted under the terms of the 1995 Employee Stock Option Plan (the "Plan"). No SARs or SARs granted in tandem with options were granted during 1996. Options terminate three months (but not later than the scheduled termination date) after the date on which employment is terminated (whether such termination be voluntary or involuntary) other than by reason of death or disability. The option terminates one year from the date of termination due to death or disability (but not later than the scheduled termination date).

(2) Under the terms of the Plan, the exercise price per share must equal the fair market value on the date the option is granted. Certain options granted to Messrs. Perkins and Sardoff were repriced. See " -- Compensation Committee Report on Option Repricing," herein. The exercise price may be paid in cash, in shares of Series A Common Stock valued at fair market value on the date of exercise, or in any combination of cash and shares of Series A Common Stock.

          The following table sets forth information concerning the exercise of options to purchase shares of Series A Common Stock by the Named Executives during the fiscal year ended December 31, 1996, as well as the number of securities underlying unexercised options and potential value of unexercised options (both options which are presently exercisable and options which are not presently exercisable) as of December 31, 1996.

               Aggregated Option/SAR Exercises in Last Fiscal Year
                     and Fiscal Year-End Option/SAR Value(1)

                                                          Number of         Value of
                                                          Securities        Unexercised
                                                          Underlying        In-the-Money
                                                          Options/SARs at   Options/SARs at
                                                          Fiscal Year-End   Fiscal Year-End
                                                              (#)                 ($)(2)
                       Shares Acquired   Value Realized   Exercisable/      Exercisable/
     Name              on Exercise(#)          ($)         Unexercisable     Unexercisable
Robert H. Lenz.......         0                $0            0/600,000          $0/0
James N. Perkins.....         0                 0         200,000/300,000        0/0
Darren M. Sardoff....         0                 0          85,000/15,000         0/0
Stephen G. Bowen.....         0                 0            100,000/0           0/0

_____________________

(1) All amounts represent stock options to purchase shares of Series A Common Stock. No SARs or SARs granted in tandem with stock options were either exercised during 1996 or outstanding at fiscal year-end 1996.

(2) "In-the-money options" are stock options with respect to which the market value of the underlying shares of Series A Common Stock exceeded the exercise price at December 31, 1996. The value of such options is determined by subtracting the aggregate exercise price for such options from the aggregate fair market value of the underlying shares of Series A Common Stock on December 31, 1996.

Employment Contracts, Termination of Employment and Change-in-
Control Arrangements

          Effective October 1, 1996, Robert H. Lenz, the Company's Chairman, entered into a three-year employment agreement with the Company which provides for: (1) a base salary of $100,000 per year, with increases in subsequent years as may be determined in the discretion of the Board of Directors,
(2) bonus compensation as determined from time to time in the discretion of the Board of Directors, (3) a special bonus consisting of 3.75% of the fair market value of any strategic alliance or merger or acquisition transaction, (4) options to purchase 600,000 shares of Series A Common Stock at an exercise price of $2.00 per share, with certain vesting provisions as described below, (5) severance payments upon a change in control of the Company, termination of employment or voluntary resignation for "good reason" (as defined in the agreement) equal to 2.99 times his then base compensation, and (6) benefits provided to all other senior management employees of the Company.

          Effective October 1, 1996, James N. Perkins, President and Chief Executive Officer, entered into an employment agreement with the Company on substantially similar terms to that between the Company and Mr. Lenz except that Mr. Perkins will receive base compensation of $150,000 and options to purchase 500,000 shares of Series A Common Stock at an exercise price of $2.00 per share, with certain vesting provisions as described below.

          The options granted to Messrs. Lenz and Perkins under their employment agreements shall vest in three equal annual installments on November 14, 1997, 1998 and 1999 provided that
(a) the first installment shall vest if and only if the Company
(i) reports positive earnings before extraordinary items, interest, taxes, depreciation and amortization for the fiscal year ending December 31, 1997, or (ii) reports earnings (before extraordinary items) per primary share ("EPS") of at least $0.35 for the fiscal year ending December 31, 1998, or (iii) reports EPS of at least $0.60 for the fiscal year ending December 31, 1999, or (iv) reports EPS of at least $0.90 for the fiscal year ending December 31, 2000, (b) the second installment shall vest if and only if the Company achieves a target set forth in preceding sub-clauses (a)(ii), (a)(iii) or (a)(iv), and (c) the third installment shall vest if and only if the Company achieves a target set forth in sub-clause (a)(iii) or (a)(iv).

          On October 9, 1995, the Company entered into an employment agreement with Darren M. Sardoff as the Senior Vice President, Business Affairs and Chief Financial Officer of the Company. Under the employment agreement, Mr. Sardoff is entitled to a minimum base salary of $150,000 per year, and bonus and incentive compensation as determined by the Board of Directors. The contract will continue from year to year unless terminated by either party. Under the employment agreement, Mr. Sardoff received options to purchase 100,000 shares of Series A Common Stock at an exercise price equal to the fair market value on the date of the grant. Under his employment agreement, Mr. Sardoff is entitled to severance payments of $150,000 and 100,000 options on a fully-vested basis if his employment is terminated by the Company other than for "Cause" (as defined in the agreement), and a severance payment of the lesser of $50,000 or the balance of his year salary and 50,000 options which vested as of January 1, 1996 if his employment is terminated by him for other than "Cause." On February 6, 1996, the Compensation Committee of the Board of Directors determined to replace the options granted to Mr. Sardoff with an exercise price of $5.00 per share with an option with an exercise price of $2.81 per share, based upon the last reported trade price of the Series A Common Stock at the time of such replacement. Prior to Completion of the Private Offering on November 14, 996, the Compensation Committee of the Board of Directors determined to replace options to purchase 15,000 shares of Series A Common stock with an exercise price of $2.81 per share with options with an exercise price of $2.00 per share. See " -- Compensation Committee Report on Option Repricing," herein.

          On October 24, 1996, the Company entered into a severance agreement with Stephen Bowen, former President and Chief Executive Officer of the Company. Under the severance agreement, Mr. Bowen is entitled to receive severance pay of $175,000 which is payable by the Company in 52 weekly installments beginning on October 1, 1996. In addition, Mr. Bowen was granted options to purchase 100,000 shares of Series A Common Stock which are fully vested and immediately exercisable at the price of $2.00 per share.

Compensation Committee Report on Option Repricing

          Prior to the completion of the Company's Private Offering on November 14, 1996, the Company agreed to (i) reset the exercise price of all outstanding options to purchase
200,000 shares of Series A Common Stock granted to Mr. Perkins from $2.81 per share to $2.00 per share, and (ii) reset the exercise price of all outstanding options to purchase
15,000 shares of Series A Common Stock granted to Mr. Sardoff from $2.81 per share to $2.00 per share. The Compensation Committee believes that Mr. Perkins and Mr. Sardoff have each made valuable contributions to the Company and accordingly determined in November, 1996 to reset the exercise price of their outstanding options. The reset exercise price of the options is equal to the closing bid price of the Series A Common Stock in the over-the-counter market as reported by Nasdaq on November 13, 1996, the last business day immediately preceding the date on which the Private Offering was completed.

Directors' Compensation

          In 1996, non-employee directors of the Company who were not also holders of Series B Common Stock and have not been nominated pursuant to a contractual undertaking by the Company receive a fee of $1,000 per meeting, $500 for each committee meeting attended in conjunction with a Board meeting and $1,000 per committee meeting attended not in conjunction with a Board meeting. In addition, in July 1996, the Company granted options to purchase 90,000 shares of Series A Common Stock at an exercise price of $5.00 to each of Messrs. Penisten, Phillips, Wussler, Frank and Shapiro pursuant to the Company's Director Stock Option Plan.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

          The following table sets forth, as of April 1, 1997, the ownership of the Company's Common Stock by (i) each person who is known by the Company to own, of record or beneficially, more than five percent of the Company's Series A Common Stock or Series B Common Stock, (ii) each of the Company's Directors and Executive Officers, and (iii) all Directors and Executive Officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.


                                     Shares of    Percentage of      Shares of    Percentage of
                                     Series A        Series A        Series B        Series B
                                   Common Stock    Common Stock    Common Stock    Common Stock
                                   Beneficially    Beneficially    Beneficially    Beneficially   Voting
       Name(1)                       Owned(2)          Owned      Owned(2)(3)(4)     Owned(5)     Control
--------------------------------   ------------   -------------   --------------  -------------  ---------
Robert H. Lenz.................    1,024,471(6)        12.89        440,748(7)        41.39        21.73%

Stephen G. Bowen...............      349,045(8)         4.78        206,545(9)        19.40         9.45

Jeffrey Steinberg..............      169,545(10)        2.38        163,386(9)        15.34         6.70

Joseph Mercaldo................      188,786(11)        2.64        178,786(9)        16.79         7.36

Harvey S. Wilson...............      101,526(12)        1.44         75,300(13)        7.07         3.16

Gary Penisten..................       60,000(14)          *             -0-             -0-            *

Howard W. Phillips.............       93,488(15)        1.32            -0-             -0-            *

Robert S. Wussler..............       60,000(14)          *             -0-             -0-            *

Benjamin Frank.................       45,000(16)          *             -0-             -0-            *

E. Donald Shapiro..............       45,000(16)          *             -0-             -0-            *

James Perkins..................      215,873(17)        2.79            -0-             -0-         1.73

Darren M. Sardoff..............      100,000(18)        1.42            -0-             -0-            *

All Officers and Directors
  as a Group (8 persons).......    1,643,832(19)       19.22%       440,748           41.39%       25.36%

_______________

*    Denotes less than 1%

(1) Except as otherwise indicated, the address of all of the named individuals is c/o Food Court Entertainment Network, Inc., 220 East 42nd Street, New York, New York 10017.

(2) The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the Securities and Exchange Commission. Accordingly, they may include securities owned by or for, among others, the wife and/or minor children of the individual and any other relative who has the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or has the right to acquire under outstanding stock options, warrants or convertible securities within 60 days after the date of this table. Beneficial ownership may be disclaimed as to certain of the securities.

(3) Certain holders of Series B Common Stock have placed a portion of their shares of Series B Common Stock in escrow and may vote such shares but not transfer them as of this time ("Escrow Shares").

(4) Each share of Series B Common Stock is entitled to five votes per share, is convertible into one share of Series A Common Stock at the option of the holder, and will automatically convert into an equivalent number of shares of Series A Common Stock upon the sale or transfer by the record holder to any person other than another holder of Series B Common Stock.

(5) Excludes 20,135 shares of Series B Common Stock held in treasury.

(6) Includes warrants to purchase 542,850 shares of Series A Common Stock and 440,748 shares of Series A Common Stock which may be acquired upon the conversion of Series B Common Stock. Does not include (i) 55,668 shares of Series A Common Stock underlying warrants which are not exercisable until November 14, 1997 or (ii) 600,000 shares of Series A Common Stock underlying unvested options.

(7)  Includes 241,180 Escrow Share.

(8) Includes (i) 100,000 shares of Series A Common Stock which may be acquired upon the exercise of currently exercisable options, (ii) 30,000 shares of Series A Common Stock underlying currently exercisable warrants and (ii) 206,545 shares of Series A Common Stock which may be acquired upon the conversion of Series B Common Stock.

(9)  Includes 106,545 Escrow Shares.

(10) Includes 163,386 shares of Series A Common Stock which may be acquired upon the conversion of Series B Common Stock.

(11) Includes 178,786 shares of Series A Common Stock which may be acquired upon the conversion of Series B Common Stock.

(12) Includes warrants to purchase 14,026 shares of Series A
     Common Stock and 75,300 shares of Series A Common Stock which may be acquired upon the conversion of Series B Common
     Stock.

(13) Includes 75,300 Escrow Shares.

(14) Represents 60,000 shares of Series A Common Stock which may be acquired upon the exercise of currently exercisable options. Does not include 60,000 shares of Series A Common
     Stock underlying unvested options.

(15) Represents 93,488 shares of Series A Common Stock which may be acquired upon the exercise of currently exercisable options and warrants. Does not include 154,560 shares of Series A Common Stock which may be acquired upon exercise of a unit purchase option not exercisable until October, 1998. Does not include 60,000 shares of Series A Common Stock underlying unvested options.

(16) Represents 45,000 shares of Series A Common Stock which may be acquired upon the exercise of currently exercisable options. Does not include 60,000 shares of Series A Common
     Stock underlying unvested options.

(17) Includes 200,000 shares of Series A Common Stock which may be acquired upon the exercise of currently exercisable options. Does not include (i) 55,668 shares of Series A Common Stock underlying warrants which are not exercisable until November 14, 1997 or (ii) 300,000 shares of Series A Common Stock underlying unvested stock options.

(18) Represents 100,000 shares of Series A Common Stock which may be acquired upon the exercise of currently exercisable options.

(19) Includes 964,338 shares of Series A Common Stock which may be acquired upon the exercise of currently exercisable options and warrants and 629,534 shares of Series A Common Stock which may be acquired upon conversion of Series B Common Stock.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Not Applicable.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

Number         Title

3.1 Amended and Restated Certificate of Incorporation of the Company

3.2*      Bylaws of the Company

4.1*      Specimen Form of Series A Common Stock Certificate

4.2*      Forms of Unit Purchase Options

4.3*      Form of Warrant Agreement, with Specimen Form of
          Class A and Class B Warrant Certificate attached

10.1*     Stock Option Plan for Consultants and Advisers

10.4      Employment Agreement with Robert H. Lenz**

10.5      Employment Agreement with James N. Perkins**

10.6      Employment Agreement with Darren M. Sardoff
          (incorporated by reference from Exhibit 10.10 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995)**

10.7      Sales Representation Agreement with ABC New Media Sales

10.8      Financial Advisory Agreement with Furman Selz LLC

10.9*     Escrow Agreement

10.10*    Employee Stock Option Plan**

10.11     Severance Agreement with Stephen G. Bowen.**

23        Consent of Richard A. Eisner & Company, LLP

27        Financial Data Schedule

____________
 *   Incorporated by reference from Amendment No. 1 to
     Registration Statement on Form SB-2 (File No. 33-91054).

** Denotes a management contract or compensatory plan or arrangement.

          (b)  Reports on Form 8-K

               On December 18, 1996, the Company filed a Current
Report on Form 8-K, dated November 26, 1996, reporting information under Items 5 and 7. No Financial Statements were included in the Report.

                           SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange
Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FOOD COURT ENTERTAINMENT NETWORK,
                              INC.

                              By: /s/ James N. Perkins
                                   James N. Perkins, President
                                   and Chief Executive Officer

                              Date:  April 11, 1997


          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and on the dates indicated.

Signature              Capacity                    Date
/s/ James N. Perkins   President, Chief Executive  April 11, 1997
James N. Perkins       Officer, Director (Principal
                       Executive Officer)

/s/ Robert H. Lenz     Chairman of the Board of    April 11, 1997
Robert H. Lenz         Directors

/s/ Darren M. Sardoff  Senior Vice President and   April 11, 1997
Darren M. Sardoff      Chief Financial Officer
                       (Principal Financial and
                       Accounting Officer)

/s/ Benjamin Frank     Director                    April 11, 1997
Benjamin Frank

/s/ Gary D. Penisten   Director                    April 11, 1997
Gary D. Penisten

/s/ Howard W. Phillips Director                    April 11, 1997
Howard W. Phillips

/s/ E. Donald Shapiro  Director                    April 11, 1997
E. Donald Shapiro

/s/ Robert S. Wussler  Director                    April 11, 1997
Robert S. Wussler

                          EXHIBIT INDEX

Number         Title

3.1 Amended and Restated Certificate of Incorporation of the Company

3.2*      Bylaws of the Company

4.1*      Specimen Form of Series A Common Stock Certificate

4.2*      Forms of Unit Purchase Options

4.3*      Form of Warrant Agreement, with Specimen Form of
          Class A and Class B Warrant Certificate attached

10.1*     Stock Option Plan for Consultants and Advisers

10.4      Employment Agreement with Robert H. Lenz**

10.5      Employment Agreement with James N. Perkins**

10.6      Employment Agreement with Darren M. Sardoff
          (incorporated by reference from Exhibit 10.10 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995)**

10.7      Sales Representation Agreement with ABC New Media Sales

10.8      Financial Advisory Agreement with Furman Selz LLC

10.9*     Escrow Agreement

10.10*    Employee Stock Option Plan**

10.11     Severance Agreement with Stephen G. Bowen.**

23        Consent of Richard A. Eisner & Company, LLP

27        Financial Data Schedule

____________
 *   Incorporated by reference from Amendment No. 1 to
     Registration Statement on Form SB-2 (File No. 33-91054).

** Denotes a management contract or compensatory plan or arrangement.