Form 10QSB
period 1997-03-31
FOOD COURT ENTERTAINMENT NETWORK INC
filed 1997-05-15
CIK 940800

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                        For Quarter Ended March 31, 1997

                Quarterly Report pursuant to Section 13 or 15(d)
                   of the Securities and Exchange Act of 1934

                         Commission File Number 0-26828


                     FOOD COURT ENTERTAINMENT NETWORK, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                    51-0338736
     State of Incorporation                      Federal Identification #

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

As of March 31, 1997, there were 6,913,555 shares of Series A Common Stock, $0.01 par value of the registrant outstanding, 1,133,009 shares of Series B Common Stock, $0.01 par value of the registrant outstanding, 8,796,797 shares of Class A Warrants of the registrant outstanding, and 7,097,447 shares of Class B Warrants of the registrant outstanding.

                     FOOD COURT ENTERTAINMENT NETWORK, INC.

                                      INDEX


Part I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

         Condensed Balance Sheets as of December 31, 1996
         (audited) and March 31, 1997 (unaudited)..........................    3

         Condensed Statements of Operations
         for the three months ended
         March 31, 1996 & 1997
         (unaudited).......................................................    4

         Condensed Statements of Cash Flows
         for the three months ended
         March 31, 1996 & 1997
         (unaudited).......................................................    5

         Notes to Condensed Financial Statements (unaudited)...............    6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................... 7-10

Part II. OTHER INFORMATION.................................................   11

Item 5.  Other Information.................................................   12

         Signature page....................................................   13

                     FOOD COURT ENTERTAINMENT NETWORK, INC.
                          (a development stage company)

                            CONDENSED BALANCE SHEETS

                                                                                   March 31,
                                                               December 31,          1997
                                                                  1996           (unaudited)
                                                               ------------       -----------
            A S S E T S
            -----------
Current assets:
     Cash and cash equivalents                                 $ 6,498,864       $ 3,840,609
     Other current assets                                          402,626           388,248
                                                               ------------       -----------
         Total current assets                                    6,901,490         4,228,857

Fixed Assets                                                     2,415,115         2,969,981
Other Assets                                                       130,215            79,492
                                                              ------------       -----------
         Total assets                                            9,446,820         7,278,330

       L I A B I L I T I E S
       ---------------------
Current liabilities:
     Accounts payable                                              665,022           553,921
     Accrued payroll                                               255,518           191,223
     Other Accrued Expenses                                        178,692            78,514
     Due to former employee                                        200,000           216,500
                                                              ------------       -----------
         Total liabilities                                       1,299,232         1,040,158

S T O C K H O L D E R S' E Q U I T Y
------------------------------------
Preferred stock - 5,000,000 shares
     authorized, none issued
Common stock:
     Series A common stock - $.01 par value, 200,000,000
     shares authorized and 6,913,555 issued and outstanding         69,135            69,135
     Series B common stock - $.01 par value, 1,250,000
     shares authorized, 1,133,009 issued                            11,330            11,330
Additional paid-in capital                                      23,757,996        23,757,996
Deficit accumulated during the development stage               (15,690,773)      (17,600,188)
                                                              ------------       -----------
         Total                                                   8,147,689         6,238,273

Treasury stock                                                        (101)             (101)
                                                              ------------       -----------
         TOTAL STOCKHOLDERS' EQUITY                              8,147,588         6,238,172
                                                              ------------       -----------
         TOTAL                                                $  9,446,820       $ 7,278,330
                                                              ============       ===========

                     FOOD COURT ENTERTAINMENT NETWORK, INC.
                          (a development stage company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                                            February 12,1992
                                              Three month period ending        (Inception)
                                                      March 31,                  Through
                                                 1996           1997         March 31, 1997
                                              ----------     ----------     ----------------
Advertising Revenue                                                            $   122,260

Operating Expenses:

      Sales and Marketing                                        252,596           813,109

      Programming                                                494,273         1,808,613

      Network Costs                                              538,824         1,767,381

      General and Administrative expenses         173,953        672,074         4,006,474

      Development costs                         1,104,316           -            8,983,551
                                              -----------    -----------       -----------
                   Total                        1,278,269      1,957,767        17,379,128

Other (income) expenses:

      Interest Expense                               -                             657,705

      Interest and other (income)                 (53,469)       (48,351)         (314,385)
                                              -----------    -----------       -----------
NET (loss)                                     (1,224,800)    (1,909,416)       17,600,188
                                              ===========    ===========       ===========
Net (loss) per share of common stock          $     (0.25)   $     (0.26)
                                              ===========    ===========
Number of common share and common
      share equivalents used in computation     4,919,240      7,400,314

                     FOOD COURT ENTERTAINMENT NETWORK, INC.
                          (a development stage company)

                        CONDENSED STATEMENTS OF CASH FLOW
                                   (unaudited)

                                                                                           February 12, 1992
                                                              Three month period ending       (inception)
                                                                       March 31,                through
                                                                  1996          1997         March 31, 1997
                                                              -----------    ----------    -----------------
Cash Flow from Operating Activities:
  Net (loss)
  Adjustments to reconcile net income (loss)                   (1,224,800)   (1,909,416)      (17,600,188)
     Cash provided by operating activities:
        Depreciation and amortization                              84,687       160,000         1,124,086
        Loss on disposal of equipment                                                              26,182
        Write off of debt issuance costs                                                          146,397
        Value assigned to options and
            warrants issued as compensation and
            for guarantees of debt                                                                108,583
        Common stock issued as consideration
            for programming                                                                       700,000
        Common stock & warrants issued as consideration
            for compensation                                                                       38,002
        Changes in operating assets and liabilities:
            (Increase)  in other assets                            (5,178)       65,101          (148,688)
            (Increase) decrease in accrued expenses
            and other liabilities                                (330,990)     (259,074)        1,040,157
                                                              -----------    ----------       -----------

               Net Cash (used in) operating activities         (1,476,281)   (1,943,389)      (14,565,469)
                                                              -----------    ----------       -----------

Cash Flows from Investing Activities:
  Purchase of property and equipment                             (200,005)     (714,866)       (3,738,943)
  Organization costs
                                                              -----------    ----------       -----------

               Net Cash (used by) investing activities           (200,005)     (714,866)       (3,750,279)

Cash Flow from Financing Activities:
  Net proceeds from sale of preferred and common stock                                         23,370,719
  Redemption of preferred stock                                                                (1,146,250)
  Preferred dividends paid                                                                       (148,112)
  Capital contributions                                                                            32,500
  Proceeds from bridge loan                                                                     2,250,000
  Repayment of bridge loan                                                                     (2,250,000)
  Deferred financing fee                                                                         (292,500)
  Proceeds from director and officer loans                                                        390,000
  Repayment of director and officer loans                                                         (50,000)
  Proceeds from note payable                                                                      954,572
  Repayment of note payable                                                                      (954,572)
                                                              -----------    ----------       -----------


               Net cash provided by financing activities             -                         22,156,357

NET INCREASE  IN CASH                                          (1,676,286)   (2,658,255)
Cash  at beginning of period                                    5,191,897     6,498,864
                                                              -----------    ----------       -----------
CASH AND CASH EQUIVALENTS  AT END OF PERIOD                   $ 3,515,611    $3,840,609       $ 3,840,609



Supplemental schedule of non cash financing activities:
  Warrants issued in connection with bridge loan                                                  225,000
  Warrants issued in connection with deferred consulting                                          317,939
  Directors and officers loans exchanged for common
     and preferred stock                                                                          150,000
  Directors loan contributed to capital                                                           190,000

Supplemental disclosure of cash flow information:
  Cash paid for interest                                                                          336,406

                         FOOD COURT ENTERTAINMENT, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

         The results of the operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year.

         These financial statements should be read in conjunction with the financial statements included in the Companys Annual Report on Form 10-KSB for the year ended December 31, 1996.

Loss Per Share of Common Stock

         Net loss per share of common stock is based on the weighted average number of shares outstanding during each period. Options and Warrants have been excluded as they are anti-dilutive. Series B common shares in escrow have also been excluded for all periods.

Commitments

         On June 28, 1996 the Company issued a purchase order to Digital Equipment Corporation ("DEC") to develop for the Company software applications and the hardware necessary to deliver the Cafe USA program digitally through telecommunication networks into malls nationwide (the "Purchase Order"). The Purchase Order was conditioned upon six material criteria being met by DEC. In the Company's view, DEC has failed to address or meet at least three of the conditions. As a result, the Company and DEC are negotiating the terms of terminating their relationship, including ownership of the data rights, potential royalties to the Company and payment responsibilities for development costs. As of March 31, 1997, the Company has paid DEC $150,000. The total cost of the development to date is estimated to be approximately $950,000. Should this relationship be terminated, the Company may be required to write off $205,000 of fixed assets.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Results  of Operations

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. The Company is in its development stage. The Company's development activities to date have consisted of designing, developing and producing Cafe USA programming, producing and evaluating three market tests of Cafe USA to evaluate its acceptance in the marketplace, developing and refining an end-to-end distribution system for the delivery and management of Cafe USA programming into Food Courts, attracting and engaging management employees, consultants and advisers for marketing operations and implementation of the Cafe USA network, establishing contracts and entering into agreements with advertisers and mall operators and installing and operating Cafe USA in 18 Food Courts through March 31, 1997 (and 20 Food Courts as of the date of this report). The Company has received only limited revenues. The Company's principal expenses from inception through March 31, 1997 have been salaries and payments to consultants ($5,464,000), production costs for Cafe USA programming ($3,968,000) and advertising/marketing expenses ($1,480,000). Additionally, the Company invested approximately $3,739,000 in capital equipment through March 31, 1997. Accordingly, as of March 31, 1997, the Company had a deficit accumulated in the development stage of approximately $17,600,000 and a net worth of approximately $6,238,000. The Company continues to incur substantial losses. For the foreseeable future, and until significant advertising sales occur, the Company expects losses to continue and will be entirely dependent on public or private financing or a strategic alliance.

         Prior to April of 1996, the majority of expenses incurred by the Company were charged to development costs. Total operating expenses increased to $1,957,767 for the three months ended March 31, 1997, from $1,278,269 for the comparable period from the previous year. Such increase was principally due to the Company's expansion into additional malls.

Charge to Income in the Event of Release of Escrow Shares

         In connection with a private offering which began in November, 1993, and terminated July, 1994, of units of Series A Common Stock and Series A Redeemable Preferred Stock (the "Preferred Stock Unit Offering"), 750,000 shares of Series B Common Stock were placed in escrow of which 103,750 have been canceled effective as of July 5, 1994. In the event the Company attains any of the earnings thresholds or the Company's Series A Common Stock meets certain minimum purchase prices required for the release of the Escrow Shares, such release will require the Company to recognize additional compensation expense for shares held by current and former officers and directors. Such charges could substantially increase the loss or reduce or eliminate the Company's net income, if any, for financial reporting purposes for the period in which the Escrow Shares are released or are probable of being released. Although the amount of compensation expense recognized by the Company will not affect the Company's total stockholders' equity or its working capital, it may have a depressive effect on the market price of the Company's securities. If neither the required earnings or sale price are attained by December 31, 1998, the Escrow Shares as well as any dividends or other distributions made with respect thereto, will be contributed to the capital of the Company.

Liquidity and Capital Resources

         On November 14, 1996, the Company closed on a private placement of 90 private units (the "Private Units"), each Private Unit consisting of 31,746 units identical to the units offered in the Company's October 16, 1995 public offering, which consist of one share of Series A Common Stock, one Class A Warrant and one Class B Warrant (the "Private Offering"). The net proceeds are being used for mall installations and operations, and working capital including salaries of service management and technical and administrative staff, advertising, sales and research expenses, programming and production expenses, professional fees and office and administrative expenses. The Company has utilized and will continue to utilize the remainder of the proceeds to fund its operations and continue mall installations until such time as it begins to receive revenues from operations.

         As of March 31, 1997, the Company had a working capital of approximately $3,189,000. The Company has financed its operation to date almost exclusively through three private placements of securities, bank loans and its public offering, including $2,292,500 through a Preferred Stock Unit Offering, $2,250,000 from the issuance of notes with warrants, bank loans of approximately $1,086,000, a public offering of approximately $16,800,000 and the Private Offering in November, 1996, of $9,000,000.

         The Company has employment contracts with six executive officers and employees which provide for aggregate salaries in 1997 in the amount of approximately $803,000. The Companys lease agreement for its offices provides for monthly payments of approximately $10,500.

         Pursuant to employment agreements with two former executive officers, the Company is obligated to make severance payments totaling $125,000 for the period from April 1, 1997, through September 30, 1997.

         The Company has entered into a settlement agreement with a former director and officer of the Company dated October 12, 1993, regarding any claims he had or may have had with respect to continued employment with the Company and his rights to acquire additional securities of the Company for $200,000. Payments under such settlement agreement will be made from 25% of "Excess Cash Flow" (as defined below) of the Company, if any. However, the entire remaining unpaid balance of the $200,000 shall be due and payable regardless of the Company's cash flow no later than December 1, 1997. Interest will accrue on such obligation at the prime rate commencing January 1, 1996, and will be paid quarterly thereafter. "Excess Cash Flow" is defined in the agreement as follows: for any fiscal quarter (i) net income before taxes of the Company for such fiscal quarter, plus (ii) amortization and other non-cash charges during such fiscal quarter (to the extent deducted in computing net income), minus (iii) capital expenditures made or accrued during such fiscal quarter. Dividends and redemptions shall not be treated as expenses in determining the Companys net income. In addition to the above, the settlement agreement provided for the purchase by the former director and officer from the Company of 11,259 shares of the Company's Class B Common Stock at a price of $.01 per share and the payment of consulting fees for services provided at the request of the Company.

         In connection with the underwriting agreement for the Private Offering, the Company entered into an agreement with the Placement Agent that provides for a finder's fee to be paid to the Placement Agent if it consummates a merger, acquisition, joint venture, or other similar transaction with a party introduced by the Underwriter during the five year period from the consummation of the Pivate Offering. The fee is based on a percentage of the consideration paid in the transaction ranging from 7% of the first $1,000,000 to 2-1/2% of any consideration in excess of $9,000,000.

         The Company has agreed not to solicit warrant exercises other than through the Placement Agent. Upon any exercise of the Class A or Class B Warrants the Company will pay the Placement Agent a fee of 5% of the aggregate exercise price, if (i) the market price of the Company's Series A Common Stock on e date the warrant is exercised is greater than the then exercise price of the warrants; (ii) the exercise of the warrant was solicited by a member of the National Association of Securities Dealers, Inc.; (iii) the warrantholder designates in writing that the exercise of the Warrant was solicited by a member of the National Association of Securities Dealers, Inc. and designates in writing the broker-dealer to receive compensation for such exercise; (iv) the Warrant is not held in a discretionary account; (v) disclosure of compensation arrangements was made both at the time of the Private Offering and at the time of exercise of the warrants; and (vi) the solicitation of exercise of the warrant was not in violation of Rule 10b-6 promulgated under the Exchange Act.

         In connection with the Private Offering, D.H. Blair Investment Banking Corp. was granted a five-year right of refusal to act as underwriter for any public or private offerings by the Company or any holder of 5% or more of the Company's Series B Common Stock (with certain exceptions).

Plan of Operation

         The Company is currently (as of May 8, 1997) broadcasting in 20 Food Courts. The Company's current plan to proceed with additional mall expansion is predicated upon the Company obtaining substantial additional capital (either through additional financing or strategic alliances), commitments from advertisers and installation and operating agreements with mall operators. Without substantial additional funds, advertiser commitments and mall operating agreements, the Company will be unable to carry out its plan and may be forced to cease operations.

         The Company is actively seeking strategic alliances with appropriate corporate partners to provide the Company with the necessary capital to carry out its plan and continue the mall expansion. Simultaneously, the Company is investigating other methods of raising capital to finance its operations and expansion plans. If the Company is unable to obtain additional funding or resources in a timely manner, either through strategic alliances or a financing, the Company may be forced to cease operations.

         In January, 1997, the Company entered into a six-year exclusive advertising sales representative agreement with ABC. The agreement provides that ABC will be the exclusive advertising representative for the Company and will use the ABC sales force to seek advertisers for the Company's programming. ABC has the right to terminate the agreement upon 90 days written notice for a period of 30 days after the end of the second contract year and each contract year thereafter. The Company has the right to terminate the agreement upon 30 days written notice, after the second and fourth contract years, if certain minimum advertising sales benchmarks have not been met. During the first quarter of 1997, the Company had no paid advertisers. Without a significant number of paid advertisers, the Company may be unable to complete its plan and may be forced to cease operations.

         While the Company remains committed to delivery of its programming through a digital telecommunications network, current plans call for the completion of such a delivery system by the end of 1997 or beginning of 1998. Since the arrangement with DEC is terminating, the Company is investigating other options and methods for broadcasting its programming and other digital systems.

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings
         Not applicable

Item 2.  Changes in Securities
         Not applicable

Item 3.  Defaults Upon Senior Securities
         Not applicable

Item 4.  Submission of Matters to a Vote of Securities Holders
         Not applicable

Item 5.  Other Information
         Resignation of Chief Financial Officer

Item 6.  Exhibits and Reports on Form 8-K

                  (a) Exhibits

                       (none)

                  (b) Reports on Form 8-K


                       (none)

ITEM 5 - OTHER INFORMATION

Resignation of Chief Financial Officer

         The Company has received notice that, effective as of May 16, 1997, Darren Sardoff will resign as Chief Financial Officer, Treasurer and Secretary of the Company.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Food Court Entertainment Network, Inc.
                                       -----------------------------------------
                                                  (Registrant)


May 15, 1997                           By: /s/   James N. Perkins
------------                               -------------------------------------
  (Date)                                   James N. Perkins, President


May 15, 1997                           By: /s/   Robert H. Lenz
------------                               -------------------------------------
  (Date)                                   Robert H. Lenz, Chairman

                                  EXHIBIT INDEX

Exhibit                                                                 Page
Number                            Document                             Number
-------                           --------                             ------

 27                               Financial Data Schedule                14