Form 10-Q
period 1997-06-30
FOOD COURT ENTERTAINMENT NETWORK INC
filed 1997-08-13
CIK 940800

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report pursuant to Section 13 or 15(d)
                   of the Securities and Exchange Act of 1934

                         For Quarter Ended June 30, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No    .

As of June 30, 1997, there were 7,055,396 shares of Series A Common Stock, $0.01 par value of the registrant outstanding, 1,091,168 shares of Series B Common Stock, $0.01 par value of the registrant outstanding, 8,796,797 Class A Warrants of the registrant outstanding, and 7,097,447 Class B Warrants of the registrant outstanding.

                     FOOD COURT ENTERTAINMENT NETWORK, INC.


                                      INDEX





Part I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

         Condensed Balance Sheets as of Dec. 31, 1996
         (audited) and June 30, 1997 (unaudited)..................... 3

         Condensed Statements of Operations
         for the three months and six months ended
         June 30, 1996 & 1997
         (unaudited)................................................. 4

         Condensed Statements of Cash Flows
         for the six months ended
         June 30, 1996 & 1997
         (unaudited)................................................. 5

         Notes to Condensed Financial Statements (unaudited)......... 6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations......................... 7-10


Part II. OTHER INFORMATION

Item 1.  Legal Proceedings........................................... 11

Item 4.  Submission of Matters to a Vote of Securities
         Holders..................................................... 12

Item 6.  Exhibits and Reports on Form 8-K............................ 13


Signature Page....................................................... 14

                     FOOD COURT ENTERTAINMENT NETWORK, INC.
                          (a development stage company)

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                                 June 30,
                                                                December 31,       1997
                                                                   1996         (unaudited)
                                                                ------------    ------------
                                   A S S E T S
                                   -----------

Current assets:
       Cash and cash equivalents                                $  6,498,864    $  1,944,023
       Other current assets                                          402,626         452,428
                                                                ------------    ------------
                    Total Current Assets                           6,901,490       2,396,451

       Fixed Assets (Net)                                          2,415,115       2,715,468
       Other Assets                                                  130,215          84,757
                                                                ------------    ------------
                    Total Assets                                   9,446,820       5,196,676

                              L I A B I L I T I E S
                              ---------------------

Current liabilities:
       Accounts payable                                              665,022         271,450
       Accrued payroll                                               255,518         128,723
       Other accrued expenses                                        178,692         137,514
       Due to former employee                                        200,000         224,750
                                                                ------------    ------------
                    Total liabilities                              1,299,232         762,437

                      S T O C K H O L D E R S'  E Q U I T Y
                      -------------------------------------

Preferred stock - 5,000,000 shares authorized,
       none issued
Common stock:
       Series A common stock - $.01 par value, 200,000,000
       shares authorized and 7,055,396 issued and outstanding         69,135          70,553
       Series B common stock - $.01 par value, 1,250,000
       shares authorized, 1,091,168 issued                            11,330          10,912
Additional paid-in capital                                        23,757,996      23,906,996
Deficit accumulated during the development stage                 (15,690,772)    (19,554,121)
                                                                ------------    ------------
                    T o t a l                                      8,147,689       4,434,340

Treasury stock                                                          (101)           (101)
                                                                ------------    ------------

                    TOTAL STOCKHOLDERS' EQUITY                     8,147,588       4,434,239
                                                                ------------    ------------

                    TOTAL                                       $  9,446,820    $  5,196,676
                                                                ============    ============

                     FOOD COURT ENTERTAINMENT NETWORK, INC.
                          (a development stage company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                            February 12, 1992
                                               Three month period ending      Six month period ending         (Inception)
                                                       June 30,                       June 30,                   Through
                                                  1996 *         1997          1996 *           1997          June 30, 1997
                                                ---------      --------      ---------        --------      -----------------
Advertising Revenue                               $ 10,000                   $ 10,000                       $      122,260
                                               -----------                 ----------                       --------------

Operating Expenses:

      Sales and Marketing                          164,570     176,674        164,570         452,353            1,012,866

      Programming                                  385,749     390,049        385,749         884,321            2,198,662

      Network Costs                                360,691     742,974        360,691       1,281,798            2,510,354

      General and Administrative expenses          635,697     671,131        809,650       1,320,122            4,654,522

      Development costs                                  -           -      1,104,316               -            8,983,551
                                               -----------  ----------     ----------      ----------       --------------

                  Total                          1,546,707   1,980,828      2,824,976       3,938,594       $   19,359,955

Operating (Loss)                                 1,536,707   1,980,828      2,814,976       3,938,594       $  (19,237,695)

Other (income) expenses:

      Interest Expense                                  -                           -                              657,705

      Interest and other (income)                 (38,983)     (26,894)       (92,452)        (75,245)            (341,279)
                                               ----------   ----------     ----------      ----------       --------------

NET (loss)                                     (1,497,724)  (1,953,934)    (2,732,524)     (3,863,349)      $  (19,554,121)
                                               ==========   ==========     ==========      ==========       ==============

Net (loss) per share of common stock           $    (0.34)  $    (0.25)    $    (0.63)     $    (0.56)
                                               ==========   ==========     ==========      ==========
Number of common share and common
      share equivalents used in computation     4,387,292    6,953,557      4,335,208       6,933,557
                                               ==========   ==========     ==========      ==========


*     Certain amounts have been reclassified
      to conform to the presentation in the
      Company's Annual Report on Form 10-KSB

                     FOOD COURT ENTERTAINMENT NETWORK, INC.
                          (a development stage company)

                        CONDENSED STATEMENTS OF CASH FLOW
                                   (unaudited)

                                                                                                              February 12, 1992
                                                                                Six month period ending           (inception)
                                                                                       June 30,                     through
                                                                                 1996             1997          June 30, 1997
                                                                               --------         --------      -----------------
Cash Flow from Operating Activities:
      Net (loss)
      Adjustments to reconcile net income (loss)                            $  (2,722,524)   $ (3,863,349)     $ (19,554,121)
          Cash provided by operating activities:
              Depreciation and amortization                                       180,478         370,000          1,334,086
              Write off of nonproductive asset                                                    205,000            205,000
              Loss on disposal of equipment                                                                           26,182
              Write off of debt issuance costs                                                                       146,397
              Value assigned to options and
                 warrants issued as compensation and
                     for guarantees of debt                                                                          108,583
              Common stock issued as consideration
                 for programming                                                  350,000                            700,000
              Common stock & warrants issued as consideration
                 for consulting and other compensation                                            150,000            188,002
              Changes in operating assets and liabilities:
                 (Increase)  in other assets                                     (257,420)         (4,344)          (218,133)
                 (Increase) decrease in accrued expenses
                 and other liabilities                                           (219,560)       (536,795)           762,436
                                                                            -------------    ------------      -------------

                     Net Cash (used in) operating activities                   (2,669,026)     (3,679,488)       (16,301,568)
                                                                            -------------    ------------      -------------

Cash Flows from Investing Activities
      Purchase of property and equipment                                         (419,159)       (875,353)        (3,899,430)
      Organization costs                                                                                             (11,336)
                                                                            -------------    ------------      -------------

                     Net Cash (used by) investing activities                     (419,159)       (875,353)        (3,910,766)
                                                                            -------------    ------------      -------------

Cash Flow from Financing Activities:
      Net proceeds from sale of preferred and common stock                                                        23,370,719
      Redemption of preferred stock                                                                               (1,146,250)
      Preferred dividends paid                                                                                      (148,112)
      Capital contributions                                                                                           32,500
      Proceeds from bridge loan                                                                                    2,250,000
      Repayment of bridge loan                                                                                    (2,250,000)
      Deferred financing fee                                                      (65,000)                          (292,500)
      Proceeds from director and officer loans                                                                       390,000
      Repayment of director and officer loans                                                                        (50,000)
      Proceeds from note payable                                                                                     954,572
      Repayment of note payable                                                                                     (954,572)
                                                                            -------------    ------------      -------------

                     Net cash provided by (used in) financing activities          (65,000)             -          22,156,357
                                                                            -------------    ------------      -------------

NET INCREASE (DECREASE)  IN CASH                                               (3,153,185)     (4,554,841)         1,944,023
Cash at beginning of period                                                     5,191,897       6,498,864
                                                                            -------------    ------------      -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $   2,038,712    $  1,944,023      $   1,944,023
                                                                            =============    ============      =============



Supplemental schedule of non cash financing activities:
      Warrants issued in connection with bridge loan                                                           $    225,000
      Warrants issued in connection with deferred consulting                                                        317,939
      Directors and officers loans exchanged for common
          and preferred stock                                                                                       150,000
      Directors loan contributed to capital                                                                         190,000

Supplemental disclosure of cash flow information:
      Cash paid for interest                                                                                        336,406


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

         The results of the operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year.

         These financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, and Quarterly Report on Form 10-QSB for the three-month period ended March 31, 1997.

Loss Per Share of Common Stock

         Net loss per share of common stock is based on the weighted average number of shares outstanding during each period. Options and warrants have been excluded as they are anti-dilutive. Series B common shares in escrow have also been excluded for all periods.

Commitments

         On May 12, 1997, the Company and Digital Equipment Corporation ("DEC") terminated their technical development relationship. The Company and DEC have agreed that no further payments will be due to DEC from the Company and DEC will not be obligated to further develop a digital distribution system for Cafe USA. As a result of such termination, the Company has written off $205,000 of fixed assets.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Results  of Operations

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. The Company is in its development stage through June 30, 1997. The Company's development activities to date have consisted of designing, developing and producing Cafe USA programming, producing and evaluating three market tests of Cafe USA to evaluate its acceptance in the marketplace, developing and refining an end-to-end distribution system for the delivery and management of Cafe USA programming into Food Courts, attracting and engaging management, employees, consultants and advisers for marketing operations and implementation of the Cafe USA network, establishing contracts and entering into agreements with advertisers and mall operators and installing and operating Cafe USA in 20 Food Courts to date. The Company has received only limited revenues. The Company's principal expenses from inception through June 30, 1997 have been salaries and payments to consultants ($6,212,400), production costs for Cafe USA programming ($4,286,600) and advertising and marketing expenses ($1,545,200). Additionally, the Company invested $3,665,000 in capital equipment through June 30, 1997. Accordingly, as of June 30, 1997, the Company had a deficit accumulated in the development stage of $19,554,000 and a net worth of $4,434,000. The Company continues to incur substantial losses. For the foreseeable future, and until significant advertising sales occur, the Company expects losses to continue and will be entirely dependent on public or private financing or a strategic alliance.

         During the three months ended March 31, 1996, principally all expenses incurred by the Company were charged to development costs. As such, the components of operating expenses cannot be compared for the six month periods ended June 30, 1996 and 1997. Total operating expenses for the six months ended June 30, 1997, increased to $3,938,594 from $2,824,976 for the comparable period from the previous year. Such increase was principally due to the Company's expansion into additional malls. Total operating expenses increased to $1,980,828 for the three month period ended June 30, 1997 from $1,546,707 for the comparable period from the previous year. This was principally due to an increase in network costs to $742,974 from $360,691 and an increase in general and administrative expenses to $671,131, from $635,697. Such increases were principally due to the Company's expansion into additional malls.

Liquidity and Capital Resources

         On November 14, 1996, the Company closed on a private placement of 90 private units (the "Private Units"), each Private Unit consisting of 31,746 units identical to the units offered in the Company's October 16, 1995 public offering, which consist of one share of Series A Common Stock, one Class A Warrant and one Class B Warrant (the "Private Offering"). The net proceeds are being used for mall installations and operations, and working capital including salaries of service management and technical and administrative staff, advertising, sales and research expenses, programming and production expenses, professional fees and office and administrative expenses. The Company has utilized and will continue to utilize the remainder of the proceeds to fund its operations and continue mall installations.

         As of June 30, 1997, the Company had a working capital of $1,634,000. The Company has financed its operation to date almost exclusively through three private placements of securities, bank loans and its public offering, including net proceeds of approximately $2,000,000 through a Preferred Stock Unit Offering, net proceeds of approximately $2,000,000 from the private placement of notes with warrants, bank loans of approximately $1,086,000, net proceeds of approximately $12,900,000 from a public offering and net proceeds from the Private Offering in November, 1996, of approximately $7,800,000.

         The Company has employment contracts with five officers which provide for aggregate salaries for the remainder of 1997 in the amount of $337,500. The Company's lease agreement for its offices provides for monthly payments of approximately $10,700.

         Pursuant to employment agreements with two former executive officers, the Company is obligated to make severance payments aggregating $62,550 for the period from July 1, 1997, through September 30, 1997, on which date such severance payments shall terminate.

         The Company has entered into a settlement agreement for $200,000 with a former director and officer of the Company dated October 12, 1993, regarding any claims he had or may have had with respect to continued employment with the Company and his rights to acquire additional securities of the Company. Payments under such settlement agreement will be made from 25% of "Excess Cash Flow" (as defined below) of the Company, if any. However, the entire remaining unpaid balance of the $200,000 shall be due and payable regardless of the Company's cash flow no later than December 1, 1997. Commencing January 1, 1996 interest has begun to be accrued on such obligation, at the prime rate. "Excess Cash Flow" is defined in the agreement as follows: for any fiscal quarter (i) net income before taxes of the Company for such fiscal quarter, plus (ii) amortization and other non-cash charges during such fiscal quarter (to the extent deducted in computing net income), minus (iii) capital expenditures made or accrued during such fiscal quarter. Dividends and redemptions shall not be treated as expenses in determining the Company's net income. In addition to the above, the settlement agreement provided for the purchase by the former director and officer from the Company of 11,259 shares of the Company's Class B

Common Stock at a price of $.01 per share and the payment of consulting fees for services provided at the request of the Company.

         In connection with the underwriting agreement for the Private Offering, the Company entered into an agreement with the Placement Agent that provides for a finder's fee to be paid to the Placement Agent if it consummates a merger, acquisition, joint venture, or other similar transaction with a party introduced by the Placement Agent during the five year period from the consummation of the Private Offering. The fee is based on a percentage of the consideration paid in the transaction ranging from 7% of the first $1,000,000 to 2-1/2% of any consideration in excess of $9,000,000.

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

         The Company has entered into a Shareholder/Broker Relations Agreement with Brokers Resource Group ("BRG"), for a term of eight months, commencing May 28, 1997. As part of its compensation, the Company issued 100,000 shares of the Company's Series A Common Stock to BRG's principal, Frank Marra. The common stock is subject to a lock-up agreement which provides that beginning on September 1, 1997, a maximum of 20,000 shares per calendar month may be liquidated to the public market.

Plan of Operation

         The Company is actively seeking strategic alliances with appropriate corporate partners to provide the Company with the necessary capital to carry out its plan and continue the mall expansion.

Simultaneously, the Company is investigating other methods of raising capital to finance its operations and expansion plans.

         In January, 1997, the Company entered into a six-year exclusive advertising sales representative agreement with ABC (the "ABC Agreement"). In accordance with the ABC Agreement, the Company was obligated to pay a minimum $100,000 guaranteed commission to ABC in 1997, the first year of the ABC Agreement. Such amount has been pre-paid and will be amortized over the course of the year. The ABC Agreement provides that ABC will be the exclusive advertising representative for the Company and will use the ABC New Media sales force to seek advertisers for the Company's programming. ABC has the right to terminate the ABC Agreement upon 90 days written notice for a period of 30 days after the end of the second contract year and each contract year thereafter. The Company has the right to terminate the ABC Agreement upon 30 days written notice, after the second and fourth contract years, if certain minimum advertising sales benchmarks have not been met. During the second quarter of 1997, the Company had no paid advertisers.

         As of June 30, 1997, the Company is broadcasting in 20 mall Food Courts. The Company's current plan to proceed with additional mall expansion is predicated upon the Company obtaining substantial additional capital (either through additional financing or strategic alliances), commitments from advertisers and installation and operating agreements with mall operators. The Company is aggressively pursuing all such relationships. However, without substantial additional funds, advertiser commitments and mall operating agreements, the Company will be unable to carry out its plan and may be forced to cease operations.

Charge to Income in the Event of Release of Escrow Shares

         In connection with a private offering, which began in November, 1993, and terminated in July, 1994, of units of Series A Common Stock and Series A Redeemable Preferred Stock (the "Preferred Stock Unit Offering"), 750,000 shares of Series B Common Stock were placed in escrow of which 103,750 have been canceled effective as of July 5, 1994. In the event the Company attains any of the earnings thresholds or the Company's Series A Common Stock meets certain minimum purchase prices required for the release of the Escrow Shares, such release will require the Company to recognize additional compensation expense for fair value of the shares which are held by current and former officers and directors. Such charges could substantially increase the loss or reduce or eliminate the Company's net income, if any, for financial reporting purposes for the period in which the Escrow Shares are released or are probable of being released. Although the amount of compensation expense recognized by the Company will not affect the Company's total stockholders' equity or its working capital, it may have a depressive effect on the market price of the Company's securities. If neither the required earnings or sale price are attained by December 31, 1998, the Escrow Shares as well as any dividends or other distributions made with respect thereto, will be contributed to the capital of the Company.

                                     PART II

                                OTHER INFORMATION



ITEM 1 - LEGAL PROCEEDINGS

Sarah Purcell v. Food Court Entertainment Network, Inc., Robert Lenz and Marc Chalom

         On June 30, 1997, Sarah Purcell, the former host of Cafe USA, filed suit against the Company in the United States District Court, Southern District of New York. The suit is for an alleged breach of contract, alleged fraudulent inducement and alleged quantum meruit. The aggregate relief sought is approximately $225,000. The Company did not offer Ms. Purcell a new contract and the parties did not enter into any written agreement. Therefore, it is the Company's opinion, and the opinion of the Company's counsel, that the suit is without merit.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The Company's Annual Meeting of Stockholders was held on Wednesday, June 4, 1997, at 9:00 a.m., at the Company's corporate offices, pursuant to written notice. At that meeting:

         1. Robert H. Lenz, James N. Perkins, Gary D. Penisten, Howard H. Phillips, Robert J. Wussler, Benjamin Frank and James E. Galton were elected to the Board of Directors by the Company's Stockholders, for a term of one year, by the following votes:

         Director                   For                       Withheld
         --------                   ---                       --------

         Robert H. Lenz             6,002,021                 64,787

         James N. Perkins           6,009,958                 56,850

         Gary D. Penisten           6,009,958                 56,850

         Howard W. Phillips         6,009,958                 56,850

         Robert J. Wussler          6,009,958                 56,850

         Benjamin Frank             6,009,958                 56,850

         James E. Galton            6,009,958                 56,850

         2. The appointment by the Company's Board of Directors of Richard A. Eisner & Company as the Company's Independent Auditors for the fiscal year ending December 31, 1997, was ratified by the Company's Stockholders, by a vote of 6,014,502 for and 33,600 against, with 18,706 abstaining and 159,836 broker non-votes.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


         (a) Exhibits

              3.1 Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference from Exhibit 3.1 to the Company's Annual Report on form 10-KSB for the fiscal year ended December 31, 1996).

              3.2 Bylaws of the Company (Incorporated by reference from Exhibit 3.2 to the Company's Registration Statement on Form SB-2 [File No. 33-91054])

              27    Financial Data Schedule


         (b) Reports on Form 8-K

                (none)

                                 SIGNATURE PAGE


         In accordance with the requirements of the Securities Exchange of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                              Food Court Entertainment Network, Inc.
                              --------------------------------------
                                        (Registrant)




         8/12/97              By:  /s/ James N. Perkins
      -------------               ----------------------------------
         (Date)                   James N. Perkins
                                  President, Chief Executive
                                  Officer & Principal Accounting
                                  Officer

                                  EXHIBIT INDEX




Exhibit
Number                              Document
------                              --------

  3.1 Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference from Exhibit 3.1 to the Company's Annual Report on form 10-KSB for the fiscal year ended December 31, 1996).

  3.2                               Bylaws of the Company
                                    (Incorporated by reference
                                    from Exhibit 3.2 to the
                                    Company's Registration
                                    Statement on Form SB-2 [File
                                    No. 33-91054])

  27                                Financial Data Schedule