Form 10-Q
period 1997-09-30
FOOD COURT ENTERTAINMENT NETWORK INC
filed 1997-11-14
CIK 940800

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

               Quarterly Report pursuant to Section 13 or 15(d)
                  of the Securities and Exchange Act of 1934

                     For Quarter Ended September 30, 1997

                        Commission File Number 0-26828


                    FOOD COURT ENTERTAINMENT NETWORK, INC.
            (Exact name of registrant as specified in its charter)


                 Delaware                            51-0338736
        (State of Incorporation)             (Federal Identification #)


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

As of September 30, 1997, there were 7,070,396 shares of Series A Common Stock, $0.01 par value of the registrant outstanding, 1,076,168 shares of Series B Common Stock, $0.01 par value of the registrant outstanding, 8,796,797 Class A Warrants of the registrant outstanding, and 7,097,447 Class B Warrants of the registrant outstanding (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" (Page 9) for a description of the results of the "Exchange Offer" completed by the Registrant on October 27, 1997).

                    FOOD COURT ENTERTAINMENT NETWORK, INC.


                                     INDEX





Part I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

                  Condensed Balance Sheets as of December 31, 1996
                  (audited) and September 30, 1997 (unaudited)......... 3

                  Condensed Statements of Operations
                  for the three months and nine months ended
                  September 30, 1996 & 1997
                  (unaudited).......................................... 4

                  Condensed Statements of Cash Flow
                  for the nine months ended
                  September 30, 1996 & 1997
                  (unaudited).......................................... 5

                  Notes to Condensed Financial Statements (unaudited).. 6

Item 2.           Management's Discussion and Analysis of Financial
                  Conditions and Results of Operations................. 7-10


Part II.          OTHER INFORMATION

Item 1.           Legal Proceedings.................................... 11

Item 5.           Other Information.................................... 12

Item 6.           Exhibits and Reports on Form 8-K..................... 13


Signature Page......................................................... 14


Exhibit Index.......................................................... 15

                    FOOD COURT ENTERTAINMENT NETWORK, INC.
                         (a development stage company)
                           CONDENSED BALANCE SHEETS



                                                                                                     September 30
                                                                                    December 31,         1997
                                                                                       1996           (unaudited)
                                                                                   ------------       ------------

                                 A S S E T S

Current assets:
       Cash and cash equivalents                                                   $  6,498,864       $    708,441
       Other current assets                                                             402,626            176,643
                                                                                   ------------       ------------
                   Total Current Assets                                               6,901,490            885,084

       Fixed Assets (Net)                                                             2,415,115          2,548,678
       Other Assets                                                                     130,215             45,000
                                                                                   ------------       ------------
                   Total Assets                                                       9,446,820          3,478,762

                                 L I A B I L I T I E S

Current liabilities:
       Accounts payable                                                                 665,022             68,910
       Accrued payroll                                                                  255,518             66,172
       Other accrued expenses                                                           178,692            228,257
       Due to former employee                                                           200,000            224,750
                                                                                   ------------       ------------
                   Total liabilities                                                  1,299,232            588,089

                      S T O C K H O L D E R S'   E Q U I T Y
Preferred stock - 5,000,000 shares authorized, none issued
Common stock:
       Series A common stock - $.01 par value, 200,000,000 shares authorized;
       as of 12-31-96 6,913,555 shares issued and outstanding, as of 9-30-97
       7,070,396 shares issued and outstanding                                           69,135             70,703
       Series B common stock - $.01 par value, 1,250,000 shares
       authorized; as of 12-31-96 1,133,009 share issued and
       outstanding,  as of 9-30-97 1,076,168 shares issued
       and outstanding                                                                   11,330             10,762
Additional paid-in capital                                                           23,757,996         23,690,105
Deficit accumulated during the development stage                                    (15,690,772)       (20,880,796)
                                                                                   ------------       ------------
                   T o t a l                                                          8,147,689          2,890,774

Treasury stock                                                                             (101)              (101)
                                                                                   ------------       ------------

                   TOTAL STOCKHOLDERS' EQUITY                                         8,147,588          2,890,673
                                                                                   ------------       ------------

                   TOTAL                                                           $  9,446,820       $  3,478,762
                                                                                   ============       ============

                    FOOD COURT ENTERTAINMENT NETWORK, INC.
                         (a development stage company)
                           STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                                                                   February 12, 1992
                                                                                                                      (inception)
                                                  Three month period ended              Nine month period ended         through
                                                        September 30,                        September 30,            September 30,
                                                    1996*             1997              1996*            1997              1997
                                                -----------       -----------       -----------       -----------       -----------


Advertising Revenue                                  28,750               --             38,750              --             122,260
                                                -----------       -----------       -----------       -----------       -----------

Operating Expenses:

      Sales and Marketing                           192,194           130,046           356,764           570,857         1,131,370

      Programming                                   626,826           235,188         1,012,575         1,119,509         2,433,849

      Network Costs                                 327,976           417,773           688,667         1,699,571         2,928,128

      General and Administrative expenses           578,931           564,228         1,388,581         1,895,893         5,230,293

      Development costs                                --                 --          1,104,316              --           8,983,551
                                                -----------       -----------       -----------       -----------       -----------

                  Total                          (1,725,927)       (1,347,235)       (4,550,903)       (5,285,830)      (20,707,191)

Operating income (loss)                          (1,697,177)       (1,347,235)       (4,512,153)       (5,285,830)      (20,584,931)

Other (income) expenses:

      Interest Expense                                                                                                      657,705

      Interest and other (income)                   (17,661)          (20,561)         (110,113)          (95,806)         (361,840)
                                                -----------       -----------       -----------       -----------       -----------

NET (loss)                                       (1,679,516)       (1,326,674)       (4,402,040)       (5,190,024)      (20,880,796)
                                                ===========       ===========       ===========       ===========       ===========

Net (loss) per share of common stock            $     (0.38)      $     (0.18)      $     (1.01)      $     (0.70)
                                                ===========       ===========       ===========       ===========

Number of common share and common
      share equivalent used in computation        4,408,125         7,510,449         4,359,514         7,454,893
                                                ===========       ===========       ===========       ===========


* Certain amounts have been reclassified to conform to the presentation in the Company's Annual Report on Form 10-KSB

                    FOOD COURT ENTERTAINMENT NETWORK, INC.
                         (a development stage company)
                       CONDENSED STATEMENTS OF CASH FLOW
                                  (unaudited)


                                                                                                                   February 12, 1992
                                                                                                                     (inception)
                                                                                   Nine month period ended             through
                                                                                        September 30,                September 30,
                                                                               -------------------------------       ------------
                                                                                   1996               1997               1997
                                                                               ------------       ------------       ------------

Cash Flow from Operating Activities:
      Net (loss)
      Adjustments to reconcile net income (loss)                               $ (4,402,040)      $ (5,190,024)      $(20,880,796)
          Cash provided by operating activities:
             Depreciation and amortization                                          280,978            580,000          1,544,086
             Write off of nonproductive asset                                                          205,000            205,000
             Loss on disposal of equipment                                                                                 26,182
             Write off of debt issuance costs                                                                             146,397
             Value assigned to options and
                 warrants issued as compensation and
                    for guarantees of debt                                                                                108,583
             Common stock issued as consideration
                 for programming                                                    350,000                               700,000
             Common stock & warrants issued as consideration
                 for consulting and other compensation                                                 150,000            188,002
             Changes in operating assets and liabilities:
                 (Increase)  in other assets **                                     (64,354)           311,198             97,409
                 (Increase) decrease in accrued expenses
                 and other liabilities                                              183,500           (860,143)           439,088
                                                                               ------------       ------------       ------------

                    Net Cash (used in) operating activities                      (3,651,916)        (4,803,969)       (17,426,049)
                                                                               ------------       ------------       ------------

Cash Flows from Investing Activities
      Purchase of property and equipment                                           (801,707)          (918,563)        (3,942,640)
      Organization costs                                                                                                  (11,336)
                                                                               ------------       ------------       ------------

                    Net Cash (used by) investing activities                        (801,707)          (918,563)        (3,953,976)
                                                                               ------------       ------------       ------------

Cash Flow from Financing Activities:
      Net proceeds from sale of preferred and common stock                                                             23,370,719
      Redemption of preferred stock                                                                                    (1,146,250)
      Preferred dividends paid                                                                                           (148,112)
      Capital contributions **                                                                                             32,500
      Proceeds from bridge loan                                                                                         2,250,000
      Repayment of bridge loan                                                                                         (2,250,000)
      Deferred financing fee                                                        (65,000)           (67,891)          (360,391)
      Proceeds from director and officer loans                                                                            390,000
      Repayment of director and officer loans                                                                             (50,000)
      Proceeds from note payable                                                                                          954,572
      Repayment of note payable                                                                                          (954,572)
                                                                               ------------       ------------       ------------

                    Net cash provided by (used in) financing activities             (65,000)           (67,891)        22,088,466
                                                                               ------------       ------------       ------------

NET INCREASE (DECREASE)  IN CASH                                                 (4,518,623)        (5,790,423)           708,441
Cash at beginning of period                                                       5,191,897          6,498,864          6,498,864
                                                                               ------------       ------------       ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $    673,274       $    708,441       $ (5,790,423)
                                                                               ============       ============       ============

Supplemental schedule of Net cash financing activities:
      Warrants issued in connection with bridge loan                                                                 $    225,000
      Warrants issued in connection with deferred consulting                                                              317,919
      Director and officer loans exchanged for common and preferred stock                                                 150,000
      Director loan contribution to capital                                                                               190,000

Supplemental disclosure of cash flow information:  Cash paid for interest                                                 336,406

                        FOOD COURT ENTERTAINMENT, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Financial Statement Presentation

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

         The results of operations for the nine months ended September 30, 1997, are not necessarily indicative of the results to be expected for the entire fiscal year.

         These financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, and Quarterly Reports on Form 10-QSB for the three-month periods ended March 31, 1997 and June 30, 1997.

Loss Per Share of Common Stock

         Net loss per share of common stock is based on the weighted average number of shares outstanding during each period. Options and warrants have been excluded as they are anti-dilutive. Series B common shares in escrow have also been excluded for all periods.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Results  of Operations

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. The Company is in its development stage through September 30, 1997. The Company's development activities to date have consisted of designing, developing and producing Cafe USA programming, producing and evaluating three market tests of Cafe USA to evaluate its acceptance in the marketplace, developing and refining an end-to-end distribution system for the delivery and management of Cafe USA programming into Food Courts, attracting and engaging management, employees, consultants and advisers for marketing operations and implementation of the Cafe USA network, entering into agreements with advertisers and mall operators and installing and operating Cafe USA in 20 Food Courts. To date, the Company has received only limited revenues. The Company's principal expenses from inception through September 30, 1997 have been salaries and payments to consultants ($6,657,600), production costs for Cafe USA programming ($4,416,800) and advertising and marketing expenses ($1,680,300). Additionally, the Company invested $3,708,000 in capital equipment through September 30, 1997. Accordingly, as of September 30, 1997, the Company had a deficit accumulated in the development stage of approximately $20,881,000 and a net worth of approximately $2,891,000. The Company continues to incur substantial losses. For the foreseeable future, and until significant advertising sales occur, the Company expects losses to continue and will be entirely dependent on public or private financing or a strategic alliance.

         During the three month period ended March 31, 1996, principally all expenses incurred by the Company were charged to development costs. Subsequent to March 31, 1997, expenses were charged to individual and appropriate expense classifications, rather than to development costs. Therefore, the individual components of operating expenses for the nine month period ended September 30, 1996 cannot be compared to those for the nine month period ended September 30, 1997. Total operating expenses for the nine months ended September 30, 1997, increased to $5,285,830 from $4,550,903 for the comparable period from the previous year. Such increase was principally due to the Company's expansion into additional malls. Total operating expenses decreased to $1,347,235 for the three month period ended September 30, 1997 from $1,725,927 for the comparable period from the previous year. This was principally due to a decrease in sales and marketing expenses to $130,046, from $192,194 and a decrease in programming expenses to $235,188, from $626,826. Such decreases were principally due to a change in programming format.

         The Company had $28,750 in advertising revenue for the three month period ended September 30, 1996, and $38,750 in advertising revenue for the nine month period ended September 30, 1996. The Company did not have any advertising revenue for the three month or nine month periods ended September

30, 1997. However, the Company currently has three paid national advertisers (Revlon, Air Jamaica/Friends International Resorts, AutoNation) scheduled for the fourth quarter of 1997.

         Net loss increased to $5,190,024 for the nine month period ended September 30, 1997 from $4,402,040 for the comparable period from the previous year. Net loss decreased to $1,326,674 for the three month period ended September 30, 1997 from $1,679,516 for the comparable period from the previous year. Net loss was substantially due to the Company's incurring expenses from continued operations, additional mall installations and increased network costs, without receiving offsetting advertising revenues.

         Net loss per share of common stock is based on the weighted average number of shares outstanding during each period. Net loss per share of common stock decreased to $0.18 for the three month period ended September 30, 1997 from $0.38 for the comparable period from the previous year. Net loss per share of common stock decreased to $0.70 for the nine month period ended September 30, 1997 from $1.01 for the comparable period from the previous year. These decreases were due, in part, to the increase in the number of common share and common share equivalents used in computation from 4,408,125 for the three month period ended September 30, 1996 to 7,510,449 for the three month period ended September 30, 1997 and from 4,359,514 for the nine month period ended September 30, 1996 to 7,454,893 for the nine month period ended September 30, 1997. This increase in the number of common share and common share equivalents was mostly the result of the Company's issuance of shares of Series A Common Stock in connection with it's private placement, which closed on November 14, 1996.

Liquidity and Capital Resources

         On November 14, 1996, the Company closed on a private placement of 90 private units (the "Private Units"), each Private Unit consisting of 31,746 units identical to the units offered in the Company's October 16, 1995 public offering, which consist of one share of Series A Common Stock, one Class A Warrant and one Class B Warrant (the "Private Offering"). Substantially all of the net proceeds have been used for mall installations and operations, and working capital, including salaries of service management and technical and administrative staff, advertising, sales and research expenses, programming and production expenses, professional fees and office and administrative expenses. The Company will utilize the remainder of the proceeds to fund its operations.

         The Company has financed its operations to date almost exclusively through three private placements of securities, bank loans and its public offering, including net proceeds of approximately $2,000,000 through a Preferred Stock Unit Offering, net proceeds of approximately $2,000,000 from the private placement of notes with warrants, bank loans of approximately $1,086,000, net proceeds of approximately $12,900,000 from a public offering and net proceeds from the Private Offering in November, 1996, of approximately $7,800,000. As of September 30, 1997, the Company had a working capital remaining of approximately $297,000. Unless the Company is successful in obtaining substantial additional capital, or entering into a strategic alliance, it will be forced to cease operations.

         The Company has employment contracts with four officers which provide for aggregate salaries of $143,750 in the fourth quarter of 1997. However, these four officers have agreed to reductions in salary, which will reduce their aggregate salaries to approximately $57,500 for the fourth quarter of 1997. In addition, the Company has significantly reduced or eliminated other non-essential costs and expenses.

         The Company's lease agreement for its offices, including electricity, provides for monthly payments of approximately $12,000.

         The Company has entered into a settlement agreement for $200,000 with a former director and officer of the Company dated October 12, 1993, regarding any claims he had or may have had with respect to continued employment with the Company and his rights to acquire additional securities of the Company. Commencing January 1, 1996 interest began to be accrued on such obligation, at the prime rate. The entire remaining unpaid balance of $200,000, plus accrued interest, is due and payable no later than December 31, 1997. In addition to the above, the settlement agreement provided for the purchase by the former director and officer from the Company of 11,259 shares of the Company's Class B Common Stock at a price of $.01 per share and the payment of consulting fees for services provided at the request of the Company.

         On August 25, 1997, the Company commenced a private tender offer to exchange 0.6 shares of it's Series A Common Stock, $.01 par value per share, for each issued and outstanding Class A Warrant, and 0.4 shares of its Series A Common Stock, $.01 par value per share, for each issued and outstanding Class B Warrant (the "Exchange Offer"). The Exchange Offer was conditioned upon, among other things, the valid tender for exchange of not less than 6,157,758 Class A Warrants (70% of the Class A Warrants issued and outstanding) and 4,968,213 Class B Warrants (70% of the Class B Warrants issued and outstanding). The Exchange Offer expired at 5:00 p.m., New York City time, on October 27, 1997. Approximately 85% of the Company's 15,894,244 issued and outstanding Class A and Class B Warrants were tendered for exchange. In exchange for these tendered warrants, the Company will issue approximately 7,000,000 shares of Series A Common Stock. The Exchange Offer was proposed in order to substantially decrease the potential dilutive effect the warrants have upon the Company's capital structure.

Plan of Operation

         As of September 30, 1997, the Company is broadcasting in 20 mall Food Courts, and is in the pre-construction phase with 11 additional malls. The Company is actively seeking strategic alliances with appropriate corporate partners to provide the Company with the necessary capital to enable the Company to continue operations. Simultaneously, the Company is investigating other methods of raising capital to finance its operations. In addition, the Company has substantially reduced its operating expenses, including management salaries, while it seeks capital and a strategic alliance. However, unless a financing or strategic partnership is completed in the near future, the Company will be forced to cease operations.

         In January, 1997, the Company entered into a six-year exclusive advertising sales representative agreement with ABC (the "ABC Agreement"). In accordance with the ABC Agreement, the Company was obligated to pay a minimum $100,000 guaranteed commission to ABC in 1997, the first year of the ABC Agreement. Such amount has been pre-paid and will be amortized over the course of the year. The ABC Agreement provides that ABC will be the exclusive advertising representative for the Company and will use the ABC New Media sales force to seek advertisers for the Company's programming. ABC has the right to terminate the ABC Agreement upon 90 days written notice for a period of 30 days after the end of the second contract year and each contract year thereafter. The Company has the right to terminate the ABC Agreement upon 30 days written notice, after the second and fourth contract years, if certain minimum advertising sales benchmarks have not been met. During the third quarter of 1997, the Company had no paid advertisers. The Company currently has three paid national advertisers for the fourth quarter of 1997, Revlon, Air Jamaica/Friends International Resorts and AutoNation. Revenues from these advertisers are not sufficient to sustain operations, and therefore, without a strategic alliance or substantial additional capital the Company will be forced to cease operations.

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

                                    PART II

                               OTHER INFORMATION



ITEM 1 - LEGAL PROCEEDINGS

A description of the Company's pending legal proceeding has been previously reported in the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997.

ITEM 5 - OTHER INFORMATION

         Effective August 10, 1997, Benjamin Frank resigned as a member of the Company's Board of Directors.

         Effective September 16, 1997, Furman Selz, LLC resigned as the Company's investment banker. Furman Selz had provided financial advisory and investment banking services for the Company since December of 1996. In connection with their resignation, Furman Selz, LLC forfeited 401,321 warrants, which were granted in consideration for its services.

         Effective September 22, 1997, Robert H. Lenz resigned as an officer of the Company. He will continue to serve as Chairman of the Company's Board of Directors.

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




                                          Food Court Entertainment Network, Inc.
                                          --------------------------------------
                                                     (Registrant)




         11/14/97                         By:  /s/   James N. Perkins
--------------------------                     ----------------------
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