Form 10KSB
period 1997-12-31
FOOD COURT ENTERTAINMENT NETWORK INC
filed 1998-05-07
CIK 940800

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.  For the fiscal year ended
     December 31, 1997

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

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

          Check if disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          Issuer's revenues for its most recent fiscal year:
$20,000.

          As of April 23, 1998, there were outstanding 13,642,082 shares of Series A Common Stock and 1,014,309 Shares of Series B Common Stock. The aggregate market value of Series A Common Stock held by non-affiliates was approximately $100,000.(1) Series B Common Stock had no market value and must be converted to Series A to be sold or transferred, except to prior management.



























________________

          (1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the Company's Series A Common Stock outstanding, reduced by the amount of Series A Common Stock held by officers, directors, and shareholders owning in excess of 10% of the Company's Series A Common Stock, multiplied by the last reported sale price for the Company's Series A Common Stock on April 20, 1998. The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder in the Company may or may not be deemed an affiliate of the Company or that he/it is the beneficial owner of the shares reported as being held by him/it, and any Such inference is hereby disclaimed. The information provided herein is included solely for recordkeeping purposes of the Securities and Exchange Commission.

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

THE COMPANY

Organization

          Food Court Entertainment Network, Inc. ("The Company") was organized in February, 1992 to establish a national television network to broadcast high quality television programming called "Cafe USA" to large, enclosed shopping mall food courts ("Food Courts") throughout the country. The Company's concept of providing advertising through broadcast directly into mall Food Courts was predicated on its belief that shopping and product decisions by consumers are often made at the point-of-purchase.

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

          On October 16, 1995, the Company closed on its initial public offering (the "Public Offering") of 2,800,000 units consisting of one share of Series A Common Stock, one Class A Warrant and one Class B Warrant (the "IPO Units") to D.H. Blair Investment Banking Corp. (the "Underwriter"). On November 9, 1995, the Company closed the offering of an additional 420,000 IPO Units to the Underwriter pursuant to the Underwriter's overallotment option. On November 14, 1996, the Company closed a private offering to accredited investors ("Private Offering") of 90 Units ("Private Units") for $100,000 per Private Unit, each Private Unit consisting of 31,746 IPO Units. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Restructure of the Company

          The Company, despite its best efforts, has been unable to sell its Cafe USA advertising time to advertisers. The Company has, during 1997 and through January 1998, sought a joint venture partner or strategic investor to advance the business concept. However, management was unable to attract a suitable investor or partner.

          Management began testing alternative methods of salvaging the remaining value of the Company for its shareholders. In order to retain value in the business enterprise, the Company maintained the operation of its Cafe USA network in 20 malls and continued to supply updated programming to the malls each week. The Company sought a purchaser for its assets and Cafe USA television network and concurrently began to look for operating companies which were seeking a NASDAQ listed, publicly traded company in which to operate, finance and grow an existing operating business enterprise.

          On April 23, 1998, the Company entered into a Purchase and Sale Agreement with Prime Spot Media USA, Inc. ("Prime Spot USA"), a wholly-owned subsidiary of Prime Spot Media, Inc., a British Columbia Company, providing for the sale of substantially all of the assets of the company for $450,000. Upon signing the agreement, Prime Spot USA deposited the entire purchase price in escrow with its legal counsel. Simultaneous with the execution of the Purchase and Sale Agreement,Prime Spot USA and the Company entered into a subcontract (the "Subcontract") which provides that Prime Spot USA will, on behalf of the Company, operate its Cafe USA network in all 20 Food Courts, maintain all equipment and provide programming for the television network. In consideration for Prime Spot USA management services, Prime Spot is entitled to all net revenues from the sale of advertising less payments to malls pursuant to the Company's contracts with each individual mall. Closing will occur at such time as the Company obtains necessary approval to transfer title to the assets.

          The Company is presently seeking to acquire or merge with an operating business which desires to be a publicly-held company. There is no assurance that the Company will be successful in completing such a transaction. On April 17, 1998, the Company received a notice from NASDAQ, that because it failed to meet several of the required NASDAQ minimum maintenance standards, effective April 24, 1998, its securities would no longer be listed on the NASDAQ Small Cap Market. The Company appealed the delisting and, as a result of the appeal, the delisting was automatically stayed. A hearing is scheduled for May 28, 1998. If the Company fails to be successful in its appeal, it will lose its NASDAQ Small Cap listing. Unless the Company can negotiate a transaction with an operating company prior to the date of the appeal hearing, it is likely the Company will lose its NASDAQ listing. Even if the Company is successful in concluding a transaction with an operating business prior to the date of the appeal hearing, there is no assurance the Company will be able to maintain its NASDAQ Small Cap listing.

          In the event the Company is unable to acquire or merge with an operating business, the Company will either be required to seek protection from its creditors or negotiate its outstanding liabilities and dissolve the company.

The Exchange Offer

          On August 25, 1997, the Company offered to exchange
0.6 shares of Series A Common Stock for each issued and outstanding Class A Warrant and 0.4 shares of Common Stock for each issued and outstanding Class B Warrant (the "Exchange Offer"). The Exchange Offer closed on October 27, 1997. As a result of the Exchange Offer, 7,031,814 Class A Warrants were exchanged for 4,219,088 shares of Series A Common Stock and 5,719,347 Class B Warrants were exchanged for 2,287,739 shares of Series A Common Stock. The purpose of the Exchange Offer was to decrease the dilutive effect of the large number of outstanding Class A and Class B Warrants on the Company's capital structure, which management believed was an impediment to obtaining additional financing or entering into strategic alliances. The Company believes that the conversion of Warrants to Common Stock under the Exchange Offer has given the Company the opportunity to restructure its business and possibly retain some value of the investment of its shareholders. There remains issued and outstanding 1,762,000 Class A Warrants and 1,382,000 Class B Warrants.

Employees

          The Company currently has 2 full time employees, including 1 executive officer. The Company entered into an employment contract for a term of three years effective
October 1, 1996 with its Chief Executive Officer.  See
"Management - Employment Agreements."

ITEM 2 - PROPERTY

          Effective April 30, 1998, the Company has terminated its lease for office space for its executive and administrative staff at the 220 East 42nd Street, 16th Floor, New York, New York 10017 but is remaining on the premises on a month-to-month basis, as needed.

ITEM 3 - LEGAL PROCEEDINGS

          An action has been filed against the Company by Blank
Rome Comisky & McCauley, LP for non-payment of legal fees in the amount of $30,127.93. The liability is and has been reflected in the Company's financial statement.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

          The Company's Series A Common Stock, Class A Warrants, Class B Warrants and Units (one share of Series A Common Stock one Class A Warrant and one Class B Warrant) have been included on the NASDAQ Small Cap Market under the symbols FCENA, FCENW, FCENZ, and FCENU, respectively, since October 11, 1995. The Company's Series B Common Stock is not publicly traded and is held exclusively by former management of the Company. As a result of the completion of the Exchange Offer on October 26, 1997, in which approximately 85% of the outstanding Class A Warrants and Class B Warrants were exchanged for Series A Common Stock, the trading volume in the Class A and Class B Warrants was substantially reduced. The Company therefore requested that NASDAQ delist its Class A Warrants (FCENW) and Class B Warrants (FCENZ). Similarly, the number of Units available to be traded was substantially reduced upon completion of the Exchange Offer. As of April 16, 1998, the Company requested that NASDAQ delist its Units (FCENU). Accordingly, as of the date hereof, only shares of the Company's Series A Common Stock (FCENA) are being traded on the NASDAQ Small Cap Market. The following table sets forth the high asked and low bid information for the Units, Series A Common Stock, Class A Warrants and Class B Warrants as reported on the NASDAQ Small Cap Market for the last quarter of 1995, each quarter of 1996 and 1997 and for the period from January 1, 1998 to March 31, 1998. Market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

               Security                        High       Low
        Units
          1998
            First Quarter ...............     $  1/8    $  1/64
          1997
            First Quarter ...............      6 7/8     2 1/4
            Second Quarter ..............      4 5/8     2
            Third Quarter ...............      2 3/32      5/8
            Fourth Quarter ..............        5/8       1/64
          1996
            First Quarter ...............      6 3/4     5
            Second Quarter ..............      9         5 1/8
            Third Quarter ...............      9 1/2     3
            Fourth Quarter ..............      6 9/16    3
          1995
            Fourth Quarter ..............      7 3/8     5

        Series A Common Stock
          1998
            First Quarter ...............        1/16      1/64
          1997
            First Quarter ...............      4 3/16    1 1/8
            Second Quarter ..............      1 3/4       7/8
            Third Quarter ...............      1 5/16      1/4
            Fourth Quarter ..............        5/16      1/64
          1996
            First Quarter ...............      4 1/2     2 1/2
            Second Quarter ..............      5 7/8     2 3/4
            Third Quarter ...............      5 3/4     2 1/2
            Fourth Quarter ..............      3 5/8     1 1/2
          1995
            Fourth Quarter ..............      5         2 1/2

        Class A Warrants
          1998
            First Quarter ...............      N/A       N/A
          1997
            First Quarter ...............      1 3/4       1/2
            Second Quarter ..............      1           15/32
            Third Quarter ...............        19/32     1/8
            Fourth Quarter ..............        1/8       1/32
          1996
            First Quarter ...............      1 7/8     1
            Second Quarter ..............      2 3/4     1
            Third Quarter ...............      2 3/4     1
            Fourth Quarter ..............      2           7/8
          1995
            Fourth Quarter ..............      1 7/8     1 1/8

        Class B Warrants
          1998
            First Quarter ...............      N/A       N/A
          1997
            First Quarter ...............      1 3/4       1/2
            Second Quarter ..............      1           15/32
            Third Quarter ...............        19/31     1/8
            Fourth Quarter ..............        1/8       1/3
          1996
            First Quarter ...............      1 1/2       1/2
            Second Quarter ..............      2           1/2
            Third Quarter ...............      2 1/8     1 1/8
            Fourth Quarter ..............      2           7/8
          1995
            Fourth Quarter ..............      1 1/2       1/2

Holders

          On May 1, 1998 there were 402, 28 and 24 holders of record of Series A Common Stock, Class A Warrants and Class B
Warrants, respectively and 6 holders of Series B Common Stock.

Dividends

          The Company has not paid dividends to its common stockholders since its inception and does not anticipate paying any dividends to its stockholders in the foreseeable future. The
Company currently intends to retain all earnings, if any, for use in the preservation of the Company's assets.

Recent Cancellations of Certain Warrants and Unit Purchase
Options

          D.H. Blair Investment Banking Corp. ("D.H. Blair") received as part of its compensation for investment banking services provided to the Company in connection with its IPO on October 15, 1995, options to purchase Units ("Unit Purchase Options") at an exercise price of $6.50. D.H. Blair received an additional 999,000 Unit Purchase Options with an exercise price of $3.15 in connection with the Company's Private Placement of Units on November 14, 1996. Effective December 30, 1997,
D.H. Blair canceled and terminated all of its Unit Purchase
Options.

          On December 16, 1996, the Company entered into a financial advisory agreement with Furman Selz LLC ("Furman Selz"), a New York investment banking firm. Pursuant to the agreement Furman Selz was to provide financial advisory services to the Company for a period of approximately 18 months. Furman Selz received warrants to purchase 401,321 shares of Series A Common Stock, which is equal to five percent of the outstanding shares of Series A and Series B Common Stock, at an exercise price of $2.00 per share. On or about August 1, 1997, Furman Selz canceled and terminated all of its Warrants.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

          The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Report. Throughout 1997, the Company expanded its network into nine new malls and continued to produce new programming for the Cafe USA Network. At the end of 1997, the Company continued with production of programming but ceased further expansion. The Company, which had been a development stage company, is no longer operating. Accordingly, the Company, while maintaining the operation of its Cafe USA network in twenty malls and continuing to supply updated programming to the malls each week, sought a purchaser for its assets. On April 23, 1998 the Company entered into an agreement to sell substantially all of its assets for $450,000.

          As a result of the above, effective December 31, 1997, the Company changed its basis of accounting from the going concern basis to a liquidation basis. In connection with such a change in accounting basis, the Company has reduced the carrying value of its assets by approximately $2,017,000 to reflect their sale price and has accrued an obligation of $263,000 under an existing employment agreement. As a result, at December 31, 1997, the Company had net liabilities in liquidation of $305,000. The Company had an accumulated deficit immediately preceding its change in basis of accounting of $21,877,000.

          The Company has received only limited revenues. The Company's principal expenses from its inception through December 31, 1997 have been salaries and payments to consultants ($8,221,000), production costs for Cafe USA programming ($4,187,000) and advertising/marketing expenses ($1,513,000).
The Company invested approximately $4,013,000 in capital equipment through December 31, 1997. Additional funds were spent substantially on general and administrative costs and financing fees and expenses. The Company's net liabilities in liquidation have continued to increase.

          The Company has entered into a Purchase and Sale of Assets Agreement on April 23, 1998 to sell all of its assets in connection with the Cafe USA Network to Prime Spot USA for $450,000. The Company intends to close on the transaction at such time as it obtains necessary corporate approval to do so. The Company is seeking to merge with or acquire an operating business which is seeking to become a publicly-held entity. If it fails to do so, the Company will be required to seek protection from its creditors or negotiate its outstanding liabilities and dissolve the Company.

Liquidity and Capital Resources

          As of December 31, 1997, the Company had net liabilities in liquidation of $305,000. The Company had financed its operation almost exclusively through three private placements of securities, bank loans and a public offering, including $2,292,500 through the Preferred Stock Unit Offering, the Bridge Financing of $2,250,000 of Bridge Notes, bank loans of approximately $1,086,000, the Public Offering of approximately $16,800,000 and the Private Offering in November, 1996 of $9,000,000.

          The Company has an employment contract with one executive officer which provides for salary in 1998 of approximately $150,000. The Company has terminated its lease agreement for its offices. The Company remains on a month-to-month basis at a rental to be negotiated.

          The Company has entered into a settlement agreement with a former director and officer of the Company dated
October 12, 1993 regarding any claims he had or may have had with respect to continued employment with the Company and rights to acquire additional securities of the Company for $200,000. The entire remaining unpaid balance of the $200,000 was due
December 1, 1997. Interest has accrued on such obligation at the prime rate commencing January 1, 1996 and was to be paid quarterly thereafter. The principal balance plus interest as of March 31, 1998 was $240,000. In addition to the above, the settlement agreement provided for the purchase by the former director and officer from the Company of 11,250 shares of the Company's Class B Common Stock at a price of $.01 per share and the payment of consulting fees for services provided at the request of the Company.

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

ITEM 7 - FINANCIAL STATEMENTS


INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Food Court Entertainment Network, Inc.
Queens, New York

We have audited the accompanying statement of net liabilities in liquidation of Food Court Entertainment Network, Inc. as of December 31, 1997, and the related statement of changes in net assets (liabilities) in liquidation (each on a liquidation basis) on December 31, 1997. In addition, we have audited the statements of operations, changes in stockholders' equity and cash flows (each on a going concern basis), for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note A to the financial statements, subsequent to December 31, 1997 the Company entered into an agreement pursuant to which it will sell substantially all of its assets and has ceased its operations. As a result, the Company has changed its basis of accounting effective as of December 31, 1997 from a going concern basis to a liquidation basis.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the net liabilities in liquidation of Food Court Entertainment Network, Inc. as of December 31, 1997, the changes in its net assets (liabilities) in liquidation on December 31, 1997 and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles applied on the bases described in the preceding paragraph.

Richard A. Eisner & Company, LLP
New York, New York
April 1, 1998

With respect to Note A
April 23, 1998

FOOD COURT ENTERTAINMENT NETWORK, INC.

Statement of Net Liabilities in Liquidation
December 31, 1997

ASSETS

Cash and cash equivalents                            $   284,000
Prepaid rent                                              21,000
Fixed assets, at realizable value                        450,000

                                                         755,000

LIABILITIES
Accounts payable                                         144,000
Accrued payroll                                           75,000
Other accrued expenses                                   344,000
Due to former employee                                   234,000
Obligation under employment contract                     263,000

Net (liabilities) in liquidation                     $  (305,000)



Statement of Changes in Net Assets (Liabilities) in Liquidation On December 31, 1997

Net assets in liquidation - beginning                $ 1,975,000
Write down of fixed assets to estimated
  realizable value                                    (2,017,000)
Accrual of obligation under employment contract         (263,000)

Net (liabilities) in liquidation - end               $  (305,000)

FOOD COURT ENTERTAINMENT NETWORK, INC.

Statements of Operations
(going concern basis)


                                         Year Ended December 31,
                                          1997           1996

Advertising revenue                   $    20,000    $   122,000

Operating expenses:
  Sales and marketing                     601,000        561,000
  Programming                           1,227,000      1,314,000
  Network costs                         1,873,000      1,229,000
  General and administrative
    expenses                            2,599,000      2,339,000
  Development costs                                    1,104,000

                                        6,300,000      6,547,000

Operating loss                         (6,280,000)    (6,425,000)

Other (income) expenses:
  Interest expense                                        16,000
  Interest and other (income)             (93,000)      (171,000)

                                          (93,000)      (155,000)

Net loss                              $(6,187,000)   $(6,270,000)

Net loss per share - basic and
  diluted                             $      (.77)   $     (1.32)

Number of common shares used in
  computation                           8,081,000      4,739,000

FOOD COURT ENTERTAINMENT NETWORK, INC.

Statements of Changes in Stockholders' Equity
(going concern basis)

                                              Common Stock                 Additional                      Series B
                                   Series A              Series B           Paid-in     Accumulated    Treasury Stock
                               Shares     Amount     Shares     Amount      Capital       Deficit      Shares   Amount    Total
Balance - January 1, 1996     3,794,000  $ 38,000  1,146,000   $11,000   $15,076,000   $ (9,420,000)  (20,000)    $0   $ 5,705,000
Common stock issued as
  consideration for
  programming                   250,000     2,000                            698,000                                       700,000
Issuance of stock and
  warrants for cash in
  October at $3.15 per share
  in connection with private
  placement (less expenses
  of $1,341,000)              2,857,000    29,000                          7,630,000                                     7,659,000
Conversion of B shares           13,000              (13,000)                                                                    0
Granting of common B shares
  to former employee as a
  form of settlement                                                          28,000                   10,000               28,000
Issuance of warrants as
  consideration for
  consulting services                                                        328,000                                       328,000
Net loss for the year                                                                    (6,270,000)                    (6,270,000)
Balance - December 31, 1996   6,914,000    69,000  1,133,000    11,000    23,760,000    (15,690,000)  (10,000)     0     8,150,000
Exercise of warrants              3,000                                       15,000                                        15,000
Conversion of B shares          119,000     1,000   (119,000)   (1,000)                                                          0
Issuance of A shares as
  consideration for
  consulting services           100,000     1,000                            149,000                                       150,000
Issuance of A shares in
  connection with exchange
  of Class A and B warrants   6,506,000    65,000                            (65,000)                                            0
Cancellation of warrants                                                    (153,000)                                     (153,000)
Net loss for the year                                                                    (6,187,000)                    (6,187,000)

Balance - December 31, 1997  13,642,000  $136,000  1,014,000   $10,000   $23,706,000   $(21,877,000)  (10,000)    $0   $ 1,975,000
                             ==========  ========  =========   =======   ===========   ============   =======     ==    ===========

FOOD COURT ENTERTAINMENT NETWORK, INC.

Statements of Cash Flows
(going concern basis)

                                        Year Ended December 31,
                                          1997           1996
Cash flows from operating
  activities:
  Net loss                            $(6,187,000)   $(6,270,000)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Depreciation and amortization         660,000        390,000
    Loss on disposal of equipment                         26,000
    Write-off of transmission
      system in progress                  205,000
    Common stock issued as
      consideration for compensation      150,000         28,000
    Common stock issued as
      consideration for programming                      700,000
    Warrants issued as consideration
      for compensation                    161,000         10,000
    Changes in:
      Other assets                        199,000       (211,000)
      Accrued expenses and other
        liabilities                      (500,000)       367,000

        Net cash used in operating
          activities                   (5,312,000)    (4,960,000)

Cash flows from investing activities:
  Purchase of equipment                  (918,000)    (1,392,000)

Cash flows from financing activities:
  Net proceeds from sale of units of
    common stock and warrants                          7,659,000
  Proceeds from exercise of warrants       15,000

        Net cash provided by
          financing activities             15,000      7,659,000

Net increase (decrease) in cash and
  cash equivalents                     (6,215,000)     1,307,000
Cash and cash equivalents at
  beginning of period                   6,499,000      5,192,000

Cash and cash equivalents at end
  of period                           $   284,000    $ 6,499,000

Supplemental schedule of noncash
  financing activities:
  Warrants issued (canceled) in
    connection with consulting
    arrangement                       $  (153,000)   $   323,000
  Warrants exchanged for common
    shares                                 65,000

FOOD COURT ENTERTAINMENT NETWORK, INC.

Notes to Financial Statements
December 31, 1997

Note A - The Company and Basis of Presentation

Food Court Entertainment Network, Inc. (the "Company") is a Delaware corporation which was incorporated on February 12, 1992. The Company's plan was to establish a national television network to broadcast a high quality television program called Cafe USA, specifically to large, enclosed shopping mall food courts across the United States. The Company's activities have consisted primarily of designing, developing and producing its Cafe USA programming, establishing contacts and entering into agreements with potential advertisers and mall operators, producing and evaluating market tests of its programming, developing a system for delivery of programming into mall food courts, engaging management, employees and consultants for operations, including marketing, installing and operating Cafe USA in various mall food courts.

The Company, which had been a development stage company, has been unable to market its Cafe USA network to advertisers, has incurred substantial losses and has been unable to obtain additional financing. Accordingly, the Company, while maintaining the operation of its Cafe USA network in twenty malls and continuing to supply updated programming to the malls each week, sought a purchaser for its assets and on April 23, 1998 the Company entered into an agreement, which may be subject to stockholder approval, to sell substantially all of its assets for $450,000. As a result of the above, effective December 31, 1997, the Company changed its basis of accounting from the going concern basis to a liquidation basis. In connection therewith, the Company has written down the carrying value of its assets subject to the sales agreement to their selling price and has also written off certain other assets and has accrued a liability for an obligation under an existing employment agreement. These adjustments are reflected in the statement of changes in net assets (liabilities) in liquidation.

Note B - Summary of Significant Accounting Policies (Going
Concern Basis)

[1]  Depreciation:

     Depreciation has been provided using the straight-line method over the five-year estimated useful life of the assets.

[2]  Revenue recognition:

     Revenue has been recognized by the Company when media placements appeared.

[3]  Development costs:

     Development and start-up costs expended prior to commencement of operations have been expensed as incurred.

[4]  Programming costs:

     The Company charges programming costs to expense as they are incurred.

[5]  Use of estimates:

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

[6]  Concentration of credit risk:

     The Company maintains all of its cash and cash equivalents in one commercial bank.

[7]  Stock-based compensation:

     The Company accounts for stock-based employee compensation under Accounting Principles Board Opinion ("APB") No. 25,
     "Accounting for Stock Issued to Employees," and related interpretations.

[8]  Income taxes:

     The Company accounts for income taxes using the liability method as prescribed by SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits which are not expected to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

[9]  Loss per share:

     The Company calculates its loss per share under the provisions of SFAS No. 128, "Earnings Per Share." SFAS
     No. 128 requires a dual presentation of "basic" and "diluted" loss per share on the face of the statements of operations. Basic loss per share is computed by dividing the loss by the weighted average number of shares of common stock outstanding during each period exclusive of the Series B shares in escrow. Diluted loss per share does not include the effect, if any, from the potential exercise of stock options and warrants as the effect thereof is antidilutive.

Note C - Income Taxes

At December 31, 1997, the Company has available net operating loss carryforwards of approximately $15,300,000, which expire at various dates through 2012. Under Section 382 of the Internal Revenue Code of 1986, as amended, the Company is subject to an annual limitation on the utilization of its net operating loss carryforwards because an ownership change of more than 50% has occurred.

Prior to the commencement of operations the Company was required to treat certain costs as start-up costs for tax purposes. Accordingly, development and general and administrative expenses were not deducted for tax purposes until April 1996. The Company's financial statements do not reflect a benefit from its net operating loss carryforwards or from deductible temporary differences, because a valuation allowance, which increased by approximately $3,400,000 and $3,558,000 for the years ended December 31, 1997 and 1996, respectively, has been provided against the deferred tax asset. The valuation allowance has been provided as it is more likely than not that the tax benefits will not be utilized. In addition, the Company is subject to an annual limitation under Section 382 of the Internal Revenue Code. At December 31, 1997 the principal components of deferred tax assets (liabilities) are as follows:

     Net operating loss carryforwards           $ 6,100,000
     Start-up costs                               2,600,000
     Other                                          100,000
     Write down of fixed assets                     800,000
     Obligation under employment contract           100,000

                                                  9,700,000
     Valuation allowance                         (9,700,000)

     Net deferred tax                           $         0

Note D - Stockholders' Equity

[1]  Capital stock:

     At December 31, 1997, there were 636,115 shares of outstanding Series B common stock held in escrow to be released based on meeting certain conditions. These conditions will likely not be met, in which case the escrow shares will be canceled or deposited in the Company's treasury.

     The holders of Series A shares are entitled to one vote per share. The holders of the Series B shares are entitled to five votes per share. The Series B stock is held by the chairman of the Board and former management of the Company.

[2]  Stock options:

     (a)  Consultants and advisors stock option plan:

          During 1994, the Board of Directors and the stockholders of the Company approved a stock option plan (the "Plan") which provides for the granting of options to purchase up to 100,000 shares of Series A common stock. Consultants and advisors of the Company are eligible to receive nonqualified options to purchase shares under the Plan. Options granted under the Plan are exercisable for a period of four years from the date of grant at an exercise price as determined by the Company's compensation committee, of not less than $2.00 per share. At December 31, 1997 there were no options available to be granted under the Plan.

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

          During the year ended December 31, 1996 options to purchase 100,000 shares previously granted under the Employee Plan were canceled and options to purchase 503,000 shares of the Company's Series A common stock were granted to employees.

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

          During the year ended December 31, 1997, options to purchase 308,000 shares of Series A common stock were granted to employees under the Employee Plan.

     (c)  The Director Plan:

          In July 1996, the stockholders of the Company approved the Director Plan, pursuant to which the Company granted to seven directors options to purchase all of the 630,000 shares of Series A common stock available under such plan at an exercise price of $5.00. In October 1996, 180,000 options were forfeited due to the resignation of two members of the Board of Directors. During the year ended December 31, 1997 options to purchase 90,000 shares of Series A common stock were granted to a director.

     (d)  Other stock options:

          The Company has outstanding options to purchase 120,000 shares of its Series A common stock which were granted to directors prior to the adoption of its stock option plans.

          The Company applies APB No. 25 and related interpretations in accounting for its options. Accordingly, no compensation cost has been recognized for its stock option grants to employees and directors. However, the Company recognized compensation of approximately $10,000 and $160,000 in 1996 and 1997, respectively, related to options and warrants granted to others.

     As discussed in Note A, subsequent to December 31, 1997 the Company entered into an agreement pursuant to which it will sell substantially all of its assets and has ceased its operations. Therefore the disclosures required by SFAS
     No. 123 of net loss and net loss per share and the weighted average fair value of options granted during each year, in light of the Company's adoption of a liquidation basis of accounting, are not deemed material to the Company's financial statements. Accordingly, such items have not been disclosed for either of the years presented.

     A summary of the status of the Company's stock options as of December 31, 1996 and 1997, and changes during the years then ended is presented below:

                              1997                   1996
                                 Weighted-              Weighted-
                                  Average                Average
                                 Exercise               Exercise
Fixed Options          Shares      Price      Shares      Price

Outstanding at
  beginning of year  2,093,000     $2.81      311,000     $3.42
Granted                398,000      2.57    2,363,000      3.03
Canceled                                    (390,000)     3.64
Forfeited             (418,000)     3.51     (191,000)     4.87

Outstanding at end
  of year            2,073,000      2.62    2,093,000      2.81

Options exercisable
  at year-end          899,000      2.93      778,000      2.92

     The following table summarizes information about fixed stock options outstanding at December 31, 1997:

                          Options Outstanding            Options Exercisable
                    Number       Weighted-                Number
                  Outstanding    Average    Weighted-  Exercisable   Weighted-
                      at        Remaining    Average        at        Average
    Range of     December 31,  Contractual   Exercise  December 31,   Exercise
Exercise Prices      1997          Life       Price        1997        Price
 $1.75 - $2.83     1,633,000        8         $2.03       609,000      $2.08
 $3.87 - $5.00       440,000        8          4.81       290,000       4.71
                   2,073,000        8         $2.62       899,000      $2.93

     Upon a change in control of the Company, a significant number of options which are outstanding, but unexercisable at December 31, 1997 may become exercisable.

[3]  Warrants:

     Warrants outstanding and exercisable at December 31, 1997 are summarized as follows:

                               Shares
                             Covered by   Exercise
                              Warrants      Price     Expiration

Class A warrants (i)         1,762,000      $5.13    October 2000
Class B warrants             1,382,000       6.85    October 2000
Placement agent's warrants     124,212       2.00    January 1999
Warrants to mall developer      25,000       5.00    October 2000

(i) Upon the exercise of each Class A warrant, the holder will receive a share of Series A common stock and a Class B warrant.

     In connection with the Company's initial public offering in 1995, the underwriter ("Blair") purchased, for nominal consideration, an option to purchase up to 280,000 units, each consisting of one share of Series A common stock, one Class A warrant and one Class B warrant. In connection with the Company's private placement in 1996, Blair received an additional option to purchase up to 999,999 of such units. Effective December 30, 1997 Blair canceled and terminated these options.

Note E - Commitments and Other Matters

[1]  Employment and consulting agreements:

     During the year ended December 31, 1997 two officers resigned and the employment agreement of one executive expired. In addition, the Company terminated the employment of three executives whose employment agreements provide for severance payments aggregating $181,000, which has been accrued for in the accompanying statement of operations for the year ended December 31, 1997. The Company has one outstanding employment agreement with an officer which provides for annual compensation of approximately $150,000 and $113,000 in 1998 and 1999, respectively, plus increases and bonuses as determined by the Board of Directors. The agreement provides for severance equal to the remaining payments through the term of the agreement. In addition, this agreement provides for a three-year extension, at $150,000 per year, from the date of a change in control of the Company, as defined in the agreement.

     The Company has accrued $263,000 in the accompanying statement of net liabilities in liquidation as of December 31, 1997 in connection with this agreement.

[2]  Leases:

     During the year ended December 31, 1997 the Company was released from its office space lease obligation and currently leases its office space on a month-to-month basis.
     Rent expense was approximately $122,000 and $89,000 for the years ended December 31, 1997 and 1996, respectively.

[3]  Employee settlement:

     The Company reached an agreement with a former employee to settle claims relating to continued employment and rights to additional ownership interest in the Company. The agreement requires the Company to pay the employee $200,000 plus accrued interest from excess cash flow (as defined) of the Company; the unpaid balance of the obligation was due on December 31, 1997 and interest at the prime rate began accruing on January 1, 1996. The balance of such obligation at December 31, 1997 is $234,000.

[4]  Other commitments:

     In December 1996, the Company entered into a financial advisory agreement with an investment banking firm (the "Firm"). Pursuant to the agreement, the Firm was to provide financial advisory services to the Company for a period of 18 months. In connection with the agreement, the Firm received warrants to purchase 401,321 shares of Series A common stock at an exercise price of $2.00 per share. The Company determined the fair value of the warrants to be $323,000 and recorded deferred consulting fees to be written off over the 18 month period. In 1997 the agreement was terminated, the warrants were canceled and the Company charged the unamortized balance of deferred consulting fees of $153,000 to additional paid-in capital.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURES

          Not Applicable.

                            PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

          Information regarding the directors and executive officers of the Company as of March 31, 1997 is set forth below.

Name                Age            Position
Robert H. Lenz      58        Chairman of the Board of Directors

James N. Perkins    64        President, Chief Executive Officer
                              and Director, Treasurer

Gary D. Penisten    66        Director

Robert J. Wussler   59        Director

James N. Galton     74        Director

Eric C. Mendelson   30        Secretary

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

James N. Galton,
Director

          Mr. Galton has been a director since June 4, 1997. He is presently retired. He was President and Chief Operating Officer of Marvel Entertainment, Inc. ("Marvel") from 1974 to 1990. He then worked for Marvel as a consultant from 1991 through 1995.

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

          To the Company's knowledge, during the year ended December 31, 1997, based solely on a review of the copies of the
Section 16(a) reports furnished to the Company, except as set forth below, all of the Company's directors, officers and ten percent stockholders have complied with Section 16(a) of the Exchange Act. On or about December 29, 1997, director James N. Galton sold 38,427 shares of the Company's Series A Common Stock to Eric Mendelson, the Company's secretary in a private sale at then market value.

ITEM 10 - EXECUTIVE COMPENSATION

Executive Compensation

          The following table sets forth information for each of the three years ended December 31, 1997, concerning compensation for services in all capacities awarded to, earned by or paid to
(i) each person serving as the chief executive officer, and
(ii) the other executive officers of the Company who earned more than $ 100,000 during such period (collectively, the "Named Executives"). There were no other executive officers for whom disclosure would have been provided but for the fact that such individuals were not serving at December 31, 1997.

                           Summary Compensation Table

                                                                                           Long-Term Compensation
                                                        Annual Compensation                   Awards           Payouts
                                                                         Other                     Securities            All
                                                                         Annual                    Underlying            Other
                                                                        Compensa-   Restricted      Options/    LTIP     Compen-
                                                                         tion(1)    Stock Awards    SARs(2)    Payouts   sation
Name and Principal Position           Year    Salary ($)   Bonus($)        ($)          ($)           (#)        ($)       ($)
Robert H. Lenz................        1997    $ 70,833     $  N/A       $  N/A      $   N/A            N/A     $ N/A     $ N/A
  Chairman of the                     1996     100,000        N/A          N/A          N/A          600,000     N/A       N/A
  Board and Director                  1995      82,083        N/A          N/A          N/A            N/A       N/A       N/A

James N. Perkins..............        1997     135,000        N/A          N/A          N/A            N/A       N/A       N/A
  President and Chief                 1996     151,667        N/A          N/A          N/A          500,000     N/A
  Executive Officer                   1995       N/A          N/A          N/A          N/A            N/A       N/A       N/A

Darren M. Sardoff.............        1997      56,827        N/A          N/A          N/A            N/A       N/A       N/A
  Chief Financial Officer             1996     155,000        N/A          N/A          N/A          100,000     N/A       N/A
                                      1995      29,583        N/A          N/A          N/A            N/A       N/A       N/A

Stephen G. Bowen..............        1997       N/A          N/A          N/A          N/A            N/A       N/A       N/A
  Former President and                1996     175,000        N/A          N/A          N/A          100,000     N/A       N/A
  Chief Executive Officer             1995     165,208        N/A          N/A          N/A            N/A       N/A       N/A

H. Scott Phillips.............        1997     135,000        N/A          N/A          N/A          150,000     N/A       N/A
  Executive Vice President,
  Operations

Mark Chalom                           1997     135,000        N/A          N/A          N/A            N/A       N/A       N/A
  Senior Vice President,              1996                    N/A          N/A          N/A           50,000     N/A       N/A
  Programming & Production

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

     The following table sets forth information concerning grants of stock options for the fiscal year ended December 31, 1997 to the Named Executives.

              Option/SAR Grants in Last Fiscal Year

                             Individual Grants
                         Number of     % of Total
                        Securities      Options/      Number of
                        Underlying        SARs         Shares/
                         Options/      Granted to     Exercise
                           SARs         Employees      or Base
                         Granted        in Fiscal     Price(2)     Expiration
                         (#)(1)           Year         ($/Sh)         Date

H. Scott Phillips....    150,000        150,000        $1.37          2/6/01
_______________

(1) All amounts represent stock options to purchase shares of Series A Common Stock granted under the terms of the 1995 Employee Stock Option Plan (the "Plan"). No SARs or SARs granted in tandem with options were granted during 1997. Options terminate three months (but not later than the scheduled termination date) after the date on which employment is terminated (whether such termination be voluntary or involuntary) other than by reason of death or disability. The option terminates one year from the date of termination due to death or disability (but not later than the scheduled termination date).

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

          The following table sets forth information concerning the exercise of options to purchase shares of Series A Common Stock by the Named Executives during the fiscal year ended December 31, 1997, as well as the number of securities underlying unexercised options and potential value of unexercised options (both options which are presently exercisable and options which are not presently exercisable) as of December 31, 1997.

               Aggregated Option/SAR Exercises in Last Fiscal Year
                     and Fiscal Year-End Option/SAR Value(1)

                                                          Number of         Value of
                                                          Securities        Unexercised
                                                          Underlying        In-the-Money
                                                          Options/SARs at   Options/SARs at
                                                          Fiscal Year-End   Fiscal Year-End
                                                              (#)                 ($)(2)
                       Shares Acquired   Value Realized   Exercisable/      Exercisable/
     Name              on Exercise(#)          ($)         Unexercisable     Unexercisable
Robert H. Lenz.......         0                $0          0/600,000          $0/0
James N. Perkins.....         0                 0       200,000/300,000        0/0
H. Scott Phillips....         0                 0       100,000/50,000        0/0
Mark Chalom..........         0                 0        12,500/12,500        0/0

_____________________

(1) All amounts represent stock options to purchase shares of Series A Common Stock. No SARs or SARs granted in tandem with stock options were either exercised during 1997 or outstanding at fiscal year-end 1997.

(2) "In-the-money options" are stock options with respect to which the market value of the underlying shares of Series A Common Stock exceeded the exercise price at December 31, 1997. The value of such options is determined by subtracting the aggregate exercise price for such options from the aggregate fair market value of the underlying shares of Series A Common Stock on December 31, 1997.

Employment Contracts, Termination of Employment and Change-in-
Control Arrangements

          Effective October 1, 1996, Robert H. Lenz, the Company's Chairman, entered into a three-year employment agreement with the Company which provides for: (1) a base salary of $100,000 per year, with increases in subsequent years as may be determined in the discretion of the Board of Directors,
(2) bonus compensation as determined from time to time in the discretion of the Board of Directors, (3) a special bonus consisting of 3.75% of the fair market value of any strategic alliance or merger or acquisition transaction, (4) options to purchase 600,000 shares of Series A Common Stock at an exercise price of $2.00 per share, with certain vesting provisions as described below, (5) severance payments upon a change in control of the Company, termination of employment or voluntary resignation for "good reason" (as defined in the agreement) equal to 2.99 times his then base compensation, and (6) benefits provided to all other senior management employees of the Company. On September 10, 1997, Mr. Lenz terminated his employment contract with the Company but remained Chairman of the Board of Directors.

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

          The options granted to Mr. Lenz and 300,000 of the options granted to Mr. Perkins under their employment agreements shall vest in three equal annual installments on November 14, 1997, 1998 and 1999 provided that (a) the first installment shall vest if and only if the Company (i) reports positive earnings before extraordinary items, interest, taxes, depreciation and amortization for the fiscal year ending December 31, 1997, or
(ii) reports earnings (before extraordinary items) per primary share ("EPS") of at least $0.35 for the fiscal year ending December 31, 1998, or (iii) reports EPS of at least $0.60 for the fiscal year ending December 31, 1999, or (iv) reports EPS of at least $0.90 for the fiscal year ending December 31, 2000, (b) the second installment shall vest if and only if the Company achieves a target set forth in preceding sub-clauses (a)(ii), (a)(iii) or
(a)(iv), and (c) the third installment shall vest if and only if the Company achieves a target set forth in sub-clause (a)(iii) or
(a)(iv).

          On October 9, 1995, the Company entered into an employment agreement with Darren M. Sardoff as the Senior Vice
President, Business Affairs and Chief Financial Officer of the
Company. On May 25, 1997, Mr. Sardoff terminated his employment with the Company.

          On October 24, 1996, the Company entered into a severance agreement with Stephen Bowen, former President and Chief Executive Officer of the Company. Under the severance agreement, Mr. Bowen received severance pay of $175,000 which is payable by the Company in 52 weekly installments from October 1, 1996 through September 30, 1997. In addition, Mr. Bowen was granted options to purchase 100,000 shares of Series A Common Stock which are fully vested and immediately exercisable at the price of $2.00 per share.

Directors' Compensation

          In 1997, non-employee directors of the Company who were not also holders of Series B Common Stock and have not been nominated pursuant to a contractual undertaking by the Company receive a fee of $1,000 per meeting, $500 for each committee meeting attended in conjunction with a Board meeting and $1,000 per committee meeting attended not in conjunction with a Board meeting. In addition, in July 1997, the Company granted options to purchase 90,000 shares of Series A Common Stock at an exercise price of $1.625 to James N. Galton pursuant to the Company's Director Stock Option Plan.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

          The following table sets forth, as of April 1, 1998, the ownership of the Company's Common Stock by (i) each person who is known by the Company to own, of record or beneficially, more than five percent of the Company's Series A Common Stock or Series B Common Stock, (ii) each of the Company's Directors and Executive Officers, and (iii) all Directors and Executive Officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.


                                     Shares of    Percentage of      Shares of    Percentage of
                                     Series A        Series A        Series B        Series B
                                   Common Stock    Common Stock    Common Stock    Common Stock
                                   Beneficially    Beneficially       Voting
       Name(1)                       Owned(1)          Owned      Owned(1)(2)(3)     Owned(4)     Control
--------------------------------   ------------   -------------   --------------  -------------  ---------
Robert H. Lenz.................      703,772(5)         4.9%        440,748(6)         43.5%          13%

Stephen G. Bowen...............      234,615(7)         1.7%        206,545(8)         20.4%         5.6%

Joseph Mercaldo................      158,787(9)         1.1%        158,787(8)         15.6%         4.2%

Gary Penisten..................       90,000(10)          *             -0-             -0-            *

Robert S. Wussler..............      190,000(10)          *             -0-             -0-            *

James Perkins..................      234,427(11)        1.6%            -0-             -0-            *

James E. Galton................       30,000(12)          *             -0-             -0-            *

Eric Mendelson.................       38,427              *             -0-             -0-            *

All Officers and Directors
  as a Group (8 persons).......    1,680,028(13)        10.7%       806,080            79.5%          23%

_______________

*    Denotes less than 1%

(1) The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the Securities and Exchange Commission. Accordingly, they may include securities owned by or for, among others, the wife and/or minor children of the individual and any other relative who has the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or has the right to acquire under outstanding stock options, warrants or convertible securities within 60 days after the date of this table. Beneficial ownership may be disclaimed as to certain of the securities.

(2) Certain holders of Series B Common Stock have placed a portion of their shares of Series B Common Stock in escrow and may vote such shares but not transfer them as of this time ("Escrow Shares").

(3) Each share of Series B Common Stock is entitled to five votes per share, is convertible into one share of Series A Common Stock at the option of the holder, and will automatically convert into an equivalent number of shares of Series A Common Stock upon the sale or transfer by the record holder to any person other than another holder of Series B Common Stock.

(4) Excludes 10,135 shares of Series B Common Stock held in treasury.

(5) Includes warrants to purchase 229,518 shares of Series A Common Stock and 440,748 shares of Series A Common Stock which may be acquired upon the conversion of Series B Common Stock. Does not include 600,000 shares of Series A Common Stock underlying unvested options.

(6)  Includes 241,180 Escrow Shares.

(7) Includes 30,000 shares of Series A Common Stock underlying currently exercisable warrants and (ii) 206,545 shares of Series A Common Stock which may be acquired upon the conversion of Series B Common Stock.

(8)  Includes 106,545 Escrow Shares.

(9) Includes 158,787 shares of Series A Common Stock which may be acquired upon the conversion of Series B Common Stock.

(10) Represents 90,000 shares of Series A Common Stock which may be acquired upon the exercise of currently exercisable
     options and warrants.    Does not include 60,000 shares of
     Series A Common Stock underlying unvested options.

(11) Includes 200,000 shares of Series A Common Stock which may be acquired upon the exercise of currently exercisable options. Does not include [(i) 55,668 shares of Series A Common Stock underlying warrants which are not exercisable until November 14, 1997 ?] or (ii) 300,000 shares of
     Series A Common Stock underlying unvested stock options. [?]

(12) Represents 30,000 shares of Series A Common Stock which may be acquired upon exercise of currently exercisable options.
     Does not include 60,000 shares of Series A Conversion Stock underlying unvested options.

(13) Includes 764,518 shares of Series A Common Stock which may be acquired upon the exercise of currently exercisable options and warrants and 806,080 shares of Series A Common Stock which may be acquired upon conversion of Series B Common Stock.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Not Applicable.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

Number         Title

2.1       Purchase and Sale Agreement between Company and Prime
          Spot Media USA, Inc.

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

                    None

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

                              Date:  May 6, 1998


          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and on the dates indicated.

Signature              Capacity                    Date
/s/ James N. Perkins   President, Chief Executive  May 5, 1998
James N. Perkins       Officer, Director (Principal
                       Executive Officer)

/s/ Robert H. Lenz     Chairman of the Board of    May 5, 1998
Robert H. Lenz         Directors

/s/ Gary D. Penisten   Director                    May 5, 1998
Gary D. Penisten

/s/ James E. Galton    Director                    May 5, 1998
James E. Galton

/s/ Robert S. Wussler  Director                    May 5, 1997
Robert S. Wussler

                          EXHIBIT INDEX

Number         Title

2.1 Purchase and Sale agreement between the Company and Prime Spot Media USA, Inc.

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