Form 10KSB/A
period 1997-12-31
FOOD COURT ENTERTAINMENT NETWORK INC
filed 1998-06-18
CIK 940800

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-KSB-A

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

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

          Check if disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
  <PAGE 1>
          Issuer's revenues for its most recent fiscal year:
$20,000.

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

          Management began testing alternative methods of salvaging the remaining value of the Company for its shareholders. In order to retain value in the business enterprise, the Company maintained the operation of its Cafe USA network in 20 malls and continued to supply updated programming
<PAGE 3> to the malls each week.  The Company sought a purchaser for its assets and Cafe USA television network and concurrently began to look for operating companies which were seeking a NASDAQ listed, publicly traded company in which to operate, finance and grow an existing operating business enterprise.

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

The Exchange Offer

          On August 25, 1997, the Company offered to exchange
0.6 shares of Series A Common Stock for each issued and outstanding Class A Warrant and 0.4 shares of Common Stock for each issued and outstanding Class B Warrant (the "Exchange Offer"). The Exchange Offer closed on October 27, 1997. As a
<PAGE 4> result of the Exchange Offer, 7,031,814 Class A Warrants were exchanged for 4,219,088 shares of Series A Common Stock and 5,719,347 Class B Warrants were exchanged for 2,287,739 shares of Series A Common Stock. The purpose of the Exchange Offer was to decrease the dilutive effect of the large number of outstanding Class A and Class B Warrants on the Company's capital structure, which management believed was an impediment to obtaining additional financing or entering into strategic alliances. The Company believes that the conversion of Warrants to Common Stock under the Exchange Offer has given the Company the opportunity to restructure its business and possibly retain some value of the investment of its shareholders. There remains issued and outstanding 1,762,000 Class A Warrants and 1,382,000 Class B Warrants.

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

                             PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

          The Company's Series A Common Stock, Class A Warrants, Class B Warrants and Units (one share of Series A Common Stock one Class A Warrant and one Class B Warrant) have been included on the NASDAQ Small Cap Market under the symbols FCENA, FCENW, FCENZ, and FCENU, respectively, since October 11, 1995. The Company's Series B Common Stock is not publicly traded and is held exclusively by former management of the Company. As a
<PAGE 5> result of the completion of the Exchange Offer on
October 26, 1997, in which approximately 85% of the outstanding Class A Warrants and Class B Warrants were exchanged for Series A Common Stock, the trading volume in the Class A and Class B Warrants was substantially reduced. The Company therefore requested that NASDAQ delist its Class A Warrants (FCENW) and Class B Warrants (FCENZ). Similarly, the number of Units available to be traded was substantially reduced upon completion of the Exchange Offer. As of April 16, 1998, the Company requested that NASDAQ delist its Units (FCENU). Accordingly, as of the date hereof, only shares of the Company's Series A Common Stock (FCENA) are being traded on the NASDAQ Small Cap Market. The following table sets forth the high asked and low bid information for the Units, Series A Common Stock, Class A Warrants and Class B Warrants as reported on the NASDAQ Small Cap Market for the last quarter of 1995, each quarter of 1996 and 1997 and for the period from January 1, 1998 to March 31, 1998. Market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

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
            Fourth Quarter ..............      3 5/8     1 1/2
          1995  <PAGE 6>
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

Dividends

          The Company has not paid dividends to its common stockholders since its inception and does not anticipate paying any dividends to its stockholders in the foreseeable future. The
Company currently intends to retain all earnings, if any, for use in the preservation of the Company's assets.
  <PAGE 7>
Recent Cancellations of Certain Warrants and Unit Purchase
Options

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

          As a result of the above, effective December 31, 1997, the Company changed its basis of accounting from the going concern basis to a liquidation basis. In connection with such a change in accounting basis, the Company has reduced the carrying value of its assets by approximately $2,017,000 to reflect their sale price and has accrued an obligation of $263,000 under an existing employment agreement. As a result, at December 31, 1997, the Company had net liabilities in liquidation of $305,000. The Company had an accumulated deficit immediately preceding its change in basis of accounting of $21,877,000.
  <PAGE 8>
          The Company has received only limited revenues. The Company's principal expenses from its inception through December 31, 1997 have been salaries and payments to consultants ($8,221,000), production costs for Cafe USA programming ($4,187,000) and advertising/marketing expenses ($1,513,000).
The Company invested approximately $4,013,000 in capital equipment through December 31, 1997. Additional funds were spent substantially on general and administrative costs and financing fees and expenses. The Company's net liabilities in liquidation have continued to increase.

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

          The Company has entered into a settlement agreement with a former director and officer of the Company dated
October 12, 1993 regarding any claims he had or may have had with respect to continued employment with the Company and rights to acquire additional securities of the Company for $200,000. The entire remaining unpaid balance of the $200,000 was due
December 1, 1997. Interest has accrued on such obligation at the prime rate commencing January 1, 1996 and was to be paid quarterly thereafter. The principal balance plus interest as of March 31, 1998 was $240,000. In addition to the above, the settlement agreement provided for the purchase by the former director and officer from the Company of 11,250 shares of the Company's Class B Common Stock at a price of $.01 per share and the payment of consulting fees for services provided at the request of the Company. <PAGE 9>

          The Company has agreed not to solicit warrant exercises other than through the Placement Agent. Upon any exercise of the Class A or Class B Warrants the Company will pay the Placement Agent a fee of 5% of the aggregate exercise price, if (i) the market price of the Company's Series A Common Stock on the date the warrant is exercised is greater than the then exercise price of the warrants; (ii) the exercise of the warrant was solicited by a member of the National Association of Securities Dealers, Inc.; (iii) the warrantholder designates in writing that the exercise of the Warrant was solicited by a member of the National Association of Securities Dealers, Inc. and designates in writing the broker-dealer to receive compensation for such exercise;
(iv) the Warrant is not held in a discretionary account;
(v) disclosure of compensation arrangements was made both at the time of the Private Offering and at the time of exercise of the warrants; and (vi) the solicitation of exercise of the warrant was not in violation of Rule 10b-6 promulgated under the Exchange Act.

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

As discussed in Note A to the financial statements, subsequent to December 31, 1997 the Company entered into an agreement pursuant to which it will sell substantially all of its assets and has ceased its operations. As a result, the Company has changed its
<PAGE 10> basis of accounting effective as of December 31, 1997 from a going concern basis to a liquidation basis.

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

Richard A. Eisner & Company, LLP
New York, New York
March 31, 1998

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
                             ==========  ========  =========   =======   ===========   ============   =======     ==    ===========

FOOD COURT ENTERTAINMENT NETWORK, INC.

Statements of Cash Flows
(going concern basis)

                                        Year Ended December 31,
                                          1997           1996
Cash flows from operating
  activities:
  Net loss                            $(6,187,000)   $(6,270,000)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Depreciation and amortization         660,000        390,000
    Loss on disposal of equipment                         26,000
    Write-off of transmission
      system in progress                  205,000
    Common stock issued as
      consideration for compensation      150,000         28,000
    Common stock issued as
      consideration for programming                      700,000
    Warrants issued as consideration
      for compensation                    161,000         10,000
    Changes in:
      Other assets                        199,000       (211,000)
      Accrued expenses and other
        liabilities                      (500,000)       367,000

        Net cash used in operating
          activities                   (5,312,000)    (4,960,000)

Cash flows from investing activities:
  Purchase of equipment                  (918,000)    (1,392,000)

Cash flows from financing activities:
  Net proceeds from sale of units of
    common stock and warrants                          7,659,000
  Proceeds from exercise of warrants       15,000

        Net cash provided by
          financing activities             15,000      7,659,000

Net increase (decrease) in cash and
  cash equivalents                     (6,215,000)     1,307,000
Cash and cash equivalents at
  beginning of period                   6,499,000      5,192,000

Cash and cash equivalents at end
  of period                           $   284,000    $ 6,499,000
  <PAGE 15>
Supplemental schedule of noncash
  financing activities:
  Warrants issued (canceled) in
    connection with consulting
    arrangement                       $  (153,000)   $   323,000
  Warrants exchanged for common
    shares                                 65,000

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

Note B - Summary of Significant Accounting Policies (Going
Concern Basis)

[1]  Depreciation:

     Depreciation has been provided using the straight-line method over the five-year estimated useful life of the assets.
  <PAGE 17>
[2]  Revenue recognition:

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

[8]  Income taxes:

     The Company accounts for income taxes using the liability method as prescribed by SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits which are not expected to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.
  <PAGE 18>
[9]  Loss per share:

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

     Net operating loss carryforwards           $ 6,100,000
     Start-up costs                               2,600,000
     Other                                          100,000
     Write down of fixed assets                     800,000
     Obligation under employment contract           100,000

                                                  9,700,000
     Valuation allowance                         (9,700,000)

     Net deferred tax                           $         0
  <PAGE 19>
Note D - Stockholders' Equity

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

          During the year ended December 31, 1996 options to purchase 100,000 shares previously granted under the Employee Plan were canceled and options to purchase
          <PAGE 20> 503,000 shares of the Company's Series A
          common stock were granted to employees.

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

     As discussed in Note A, subsequent to December 31, 1997 the Company entered into an agreement pursuant to which it will sell substantially all of its assets and has ceased its operations. Therefore the disclosures required by SFAS
     No. 123 of net loss and net loss per share and the weighted average fair value of options granted during each year, in light of the Company's adoption of a liquidation basis of accounting, are not deemed material to the Company's
     <PAGE 21> financial statements.  Accordingly, such items
     have not been disclosed for either of the years presented.

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

[3]  Warrants:

     Warrants outstanding and exercisable at December 31, 1997
     are summarized as follows:
  <PAGE 22>
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

[2]  Leases:

     During the year ended December 31, 1997 the Company was released from its office space lease obligation and currently leases its office space on a month-to-month basis.
     Rent expense was approximately $122,000 and $89,000 for the years ended December 31, 1997 and 1996, respectively.
     <PAGE 23>

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

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURES

          Not Applicable.

                            PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

          Information regarding the directors and executive officers of the Company as of March 31, 1997 is set forth below.

Name                Age            Position
Robert H. Lenz      58        Chairman of the Board of Directors

James N. Perkins    64        President, Chief Executive Officer
                              and Director, Treasurer
  <PAGE 24>
Gary D. Penisten    66        Director

James N. Galton     74        Director

Eric C. Mendelson   30        Secretary

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

Gary D. Penisten,
Director

          Mr. Penisten has been a director of the Company since October, 1993. Mr. Penisten was employed with General Electric from 1953 to 1974, including as Manager of Finance for General Electric's Power Generation Group from 1972 to 1974. From 1974 to 1977 Mr. Penisten served as Assistant Secretary of the Navy, Financial Management. In 1977 he joined Sterling Drug, Inc. where he was Senior Vice President, CFO, and member of the Board of Directors of Sterling until 1988. After Sterling Drug was acquired by Eastman Kodak in 1988, Mr. Penisten remained with Kodak for two years as CFO of the Health Group until he took early retirement to pursue personal business interests in 1990. Mr. Penisten was a minority owner and director of Network
<PAGE 25> Communications, Inc. which in December, 1990 filed a petition pursuant to Chapter 11 of the Federal Bankruptcy laws. Currently, Mr. Penisten is Chairman of the Board and a director of Acme United Corporation and a Director of D.E. Foster Partners, Inc.

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

     The following table sets forth information concerning grants of stock options for the fiscal year ended December 31, 1997 to the Named Executives.
  <PAGE 27>
              Option/SAR Grants in Last Fiscal Year

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

          The following table sets forth information concerning the exercise of options to purchase shares of Series A Common Stock by the Named Executives during the fiscal year ended December 31, 1997, as well as the number of securities underlying unexercised options and potential value of unexercised options (both options which are presently exercisable and options which are not presently exercisable) as of December 31, 1997.
  <PAGE 28>

               Aggregated Option/SAR Exercises in Last Fiscal Year
                     and Fiscal Year-End Option/SAR Value(1)

                                                          Number of         Value of
                                                          Securities        Unexercised
                                                          Underlying        In-the-Money
                                                          Options/SARs at   Options/SARs at
                                                          Fiscal Year-End   Fiscal Year-End
                                                              (#)                 ($)(2)
                       Shares Acquired   Value Realized   Exercisable/      Exercisable/
     Name              on Exercise(#)          ($)         Unexercisable     Unexercisable
Robert H. Lenz.......         0                $0          0/600,000          $0/0
James N. Perkins.....         0                 0       200,000/300,000        0/0
H. Scott Phillips....         0                 0       100,000/250,000        0/0
Mark Chalom..........         0                 0        12,500/12,500         0/0

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

Employment Contracts, Termination of Employment and Change-in-
Control Arrangements

          Effective October 1, 1996, Robert H. Lenz, the Company's Chairman, entered into a three-year employment agreement with the Company which provides for: (1) a base salary of $100,000 per year, with increases in subsequent years as may be determined in the discretion of the Board of Directors,
(2) bonus compensation as determined from time to time in the discretion of the Board of Directors, (3) a special bonus consisting of 3.75% of the fair market value of any strategic alliance or merger or acquisition transaction, (4) options to purchase 600,000 shares of Series A Common Stock at an exercise price of $2.00 per share, with certain vesting provisions as described below, (5) severance payments upon a change in control of the Company, termination of employment or voluntary resignation for "good reason" (as defined in the agreement) equal to 2.99 times his then base compensation, and (6) benefits provided to all other senior management employees of the Company. On September 10, 1997, Mr. Lenz terminated his employment contract with the Company but remained Chairman of the Board of Directors.
  <PAGE 29>
          Effective October 1, 1996, James N. Perkins, President and Chief Executive Officer, entered into an employment agreement with the Company on substantially similar terms to that between the Company and Mr. Lenz except that Mr. Perkins will receive base compensation of $150,000 and options to purchase 500,000 shares of Series A Common Stock at an exercise price of $2.00 per share, with certain vesting provisions as described below.

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

Directors' Compensation

          In 1997, non-employee directors of the Company who were not also holders of Series B Common Stock and have not been nominated pursuant to a contractual undertaking by the Company receive a fee of $1,000 per meeting, $500 for each committee meeting attended in conjunction with a Board meeting and $1,000 per committee meeting attended not in conjunction with a Board meeting. In addition, in July 1997, the Company granted options to purchase 90,000 shares of Series A Common Stock at an exercise price of $1.625 to James N. Galton pursuant to the Company's Director Stock Option Plan.
  <PAGE 30>
ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

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


                                     Shares of    Percentage of      Shares of    Percentage of
                                     Series A        Series A        Series B        Series B
                                   Common Stock    Common Stock    Common Stock    Common Stock
                                   Beneficially    Beneficially       Voting
       Name(1)                       Owned(1)          Owned      Owned(1)(2)(3)     Owned(4)     Control
--------------------------------   ------------   -------------   --------------  -------------  ---------
Robert H. Lenz.................      703,772(5)         4.9%        440,748(6)         43.5%          13%

Stephen G. Bowen...............      234,615(7)         1.7%        206,545(8)         20.4%         5.6%

Joseph Mercaldo................      158,787(9)         1.1%        158,787(8)         15.6%         4.2%

Gary Penisten..................       90,000(10)          *             -0-             -0-            *

James Perkins..................      234,427(10)        1.6%            -0-             -0-            *

James E. Galton................       30,000(11)          *             -0-             -0-            *

Eric Mendelson.................       38,427              *             -0-             -0-            *

All Officers and Directors
  as a Group (8 persons).......    1,680,028(12)        10.7%       806,080            79.5%          23%

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

(2) Certain holders of Series B Common Stock have placed a portion of their shares of Series B Common Stock in escrow
     <PAGE 31> and may vote such shares but not transfer them as of this time ("Escrow Shares").

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

(8)  Includes 106,545 Escrow Shares.

(9) Includes 158,787 shares of Series A Common Stock which may be acquired upon the conversion of Series B Common Stock.

(10) Includes 200,000 shares of Series A Common Stock which may be acquired upon the exercise of currently exercisable options. Does not include [(i) 55,668 shares of Series A Common Stock underlying warrants which are not exercisable until November 14, 1997 ?] or (ii) 300,000 shares of
     Series A Common Stock underlying unvested stock options. [?]

(11) Represents 30,000 shares of Series A Common Stock which may be acquired upon exercise of currently exercisable options.
     Does not include 60,000 shares of Series A Conversion Stock underlying unvested options.

(12) Includes 764,518 shares of Series A Common Stock which may be acquired upon the exercise of currently exercisable options and warrants and 806,080 shares of Series A Common Stock which may be acquired upon conversion of Series B Common Stock.
  <PAGE 32>
ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Director Robert J. Wussler resigned effective May 6,
1998.

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

                              Date:  June 15, 1998


          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and on the dates indicated.

Signature              Capacity                    Date
/s/ James N. Perkins   President, Chief Executive  June 15, 1998
James N. Perkins       Officer, Director (Principal
                       Executive Officer)

/s/ Robert H. Lenz     Chairman of the Board of    June 15, 1998
Robert H. Lenz         Directors

/s/ Gary D. Penisten   Director                    June 15, 1998
Gary D. Penisten

/s/ James E. Galton    Director                    June 15, 1998
James E. Galton

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

** Denotes a management contract or compensatory plan or arrangement. <PAGE 36>