Form 10QSB
period 1998-03-31
FOOD COURT ENTERTAINMENT NETWORK INC
filed 1998-06-19
CIK 940800

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                             FORM 10-QSB

          Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

                  For Quarter Ended March 31, 1998

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X     No  ___.

As of March 31, 1998, there were 13,642,082 shares of Series A Common Stock, and 1,014,309 shares of Series B Common Stock. The aggregate market value of Series A Common Stock held by non-affiliates was approximately $100,000 (1) to Series A to be sold or transferred, except to prior management.

               FOOD COURT ENTERTAINMENT NETWORK, INC.
            Statements of Net Liabilities in Liquidation

                                     December 31,     March 31,
                                         1997           1998
                                             (unaudited)

ASSETS
Cash and cash equivalents              $284,000          $1,387
Prepaid rent                             21,000
Prepaid  Taxes                                            5,197
Fixed assets, at realizable value       450,000         450,000

   Total Assets                        $755,000        $456,584



LIABILITIES
Accounts Payable                       $144,000        $216,228
Accrued Payroll                          75,000          55,000
Other Accrued Expenses                  344,000         363,650
Due to former employee                  234,000         240,000

Obligation under employment contract    263,000         244,250

Net (liabilities in liquidation)       (305,000)       (662,544)

Total Liabilities & Capital            $755,000        $456,584

               FOOD COURT ENTERTAINMENT NETWORK, INC.
                      Statements of Operations

                        (going concern basis)


                                       Three month period
                                              ended
                                         March 31, 1998

Advertising revenue


Operating Expenses:
   Sales and marketing                          1,031
   Programming                                 11,366
   Network costs                               57,508
   General & administrative expenses          281,242
   Development costs                                0

Operating Loss:                               351,147

Other (income) expenses:
   Interest expense                             4,653


Net Loss                                      355,800

Net loss per share -basis and diluted           (0.85)

Number of common shares used in
computation                                13,092,000

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

     The results of operations for the three months ended
March 31, 1998, are not necessarily indicative of the results to be expected for the entire fiscal year.

     These financial statements should be read in conjunction with the financial statements included in the Company's Annual
Report on Form 10-KSB-A for the year ended December 31, 1997.

Loss Per Share of Common Stock

     Net loss per share of common stock is based on the weighted average number of shares outstanding during period.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATIONS


Results  of Operations

     The following discussion and analysis should be read in conjunction with December 31, 1997 Form 10-KSB-A statements and notes thereto. The Company is no longer operating. The Company's development activities to date have consisted of designing, developing and producing Cafe USA programming, producing and evaluating three market tests of Cafe USA to evaluate its acceptance in the marketplace, developing and refining an end-to-end distribution system for the delivery and management of Cafe USA programming into Food Courts, attracting and engaging management, employees, consultants and advisers for marketing operations and implementation of the Cafe USA network, entering into agreements with advertisers and mall operators and installing and operating Cafe USA in 20 Food Courts. To date, the Company has received only limited revenues. The Company's principal expenses from inception through March 31, 1998 have been salaries and payments to consultants, ($8,338,000), production costs for Cafe USA programming ($4,192,000) and advertising and marketing expenses ($1,514,000). Additionally, the Company invested $4,013,000 in capital equipment through December 31, 1997.

     During the three month period ended March 31, 1997, principally all expenses incurred by the Company were charged to development costs. Subsequent to March 31, 1997, expenses were charged to individual and appropriate expense classifications, rather than to development costs. Therefore, the individual components of operating expenses for the three month period ended March 31, 1997 cannot be compared to those for the three month period ended March 31, 1998.

     The Company has entered into a Purchase and Sale of Assets Agreement on April 23, 1998 to sell all of its assets in connection with the Cafe USA Network to Prime Spot Media USA for $450,000. The Company intends to close on the transaction at such time as it obtains necessary corporate approval to do so. The Company is seeking to merge with or acquire any operating business which is seeking to become a publicly held entity or a private investor interested in an investment in a public shell. If it fails to do so, the Company will be required to seek protection from its creditors or negotiate its outstanding liabilities and dissolve the Company.

Liquidity and Capital Resources

     As of March 31, 1998 the Company has net liabilities in liquidation of $677,700. The Company had financed its operation almost exclusively through three private placements of securities, bank loans and a public offering, including <PAGE 5> $2,292,500 through the Preferred Stock Unit Offering, the Bridge Financing of $2,250,000 of Bridge Notes, bank loans of approximately $1,086,000, the Public Offering of approximately $16,800,000 and the Private Offering in November 1996 of $9,000,000.

     As of April 30, 1998 the Company has entered into a Line of Credit Loan Agreement with Robert Lenz not to exceed $60,000. Interest shall be accrued and be payable on the unpaid balance of the Line of Credit at a rate per annum equal to eight and one-half percent (8-1/2%).

     The Company has an employment contract with one executive officer which provides for salary in 1998 of $150,000 and $113,000 in 1999, plus increases and bonuses as determined by the Board of Directors. The agreement provides for severance equal to the remaining payments through the term of the agreement. In addition, this agreement provides for a three year extension. At the $150,000 per year from the date of a change in control of the Company, as defined in the agreement. The Company has accrued $263,000 in the accompanying financial statements.

     The Company has terminated its lease agreement for its offices. The Company remains on a month-to-month basis at a rental to be negotiated.

     During the year ended December 31, 1997 the company terminated the employment of three executives whose employment agreements provided for severance payments aggregated $181,000, which has been accrued for in the accompanying financial statements.

     The Company has entered into a settlement agreement with a former director and officer of the Company dated October 12, 1993 regarding any claims he had or may have had with respect to continued employment with the Company and rights to acquire additional securities of the Company for $200,000. The entire remaining unpaid balance of the $200,000 was due December 1, 1997. Interest has accrued on such obligation at the prime rate commencing January 1, 1996 and was to be paid quarterly thereafter. The principal balance plus interest as of March 31, 1998 was $240,000. In addition to the above, the settlement agreement provided for the purchase by the former director and officer from the Company of 11,250 shares of Company's Class B Common Stock at a price of $.01 per share and the payment of consulting fees for services provided at the request of the Company.

     The Company has agreed not to solicit warrant exercises other than through the Placement Agent. Upon any exercise of the Class A or Class B Warrants the Company will pay the Placement Agent a fee of 5% of the aggregate exercise price, if (i) the market price of the Company's Series A Common Stock on the date the warrant is exercised is greater than the then exercise price of the warrants, (ii) the exercise of the warrant was solicited
<PAGE 6> by a member of the National Association of Securities
Dealers, Inc., (iii) the warrant holder designates in writing that the exercise of the Warrant was solicited by a member of the National Association of Securities Dealers, Inc. And designates in writing the broker-dealer to receive compensation for such exercise; (iv) the Warrant is not held in a discretionary account; (v) disclosure of compensation arrangements was made both at the time of the Private Offering and at the time of exercise of the warrant was not in violation of Rule 10b-6 promulgated under the Exchange Act.

Plan of Operation

     The Company is seeking to merge with or acquire any operating business which is seeking to become a publicly held entity or a private investor interested in an investment in a public shell. If it fails to do so, the Company will be required to seek protection from its creditors or negotiate its outstanding liabilities and dissolve the Company.

                               PART II

                          OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

     A description of the Company's pending legal proceeding has been previously reported in the Company's Report on Form 10-KSB for the year ended December 31, 1997.

ITEM 5 - OTHER INFORMATION

     Effective May 6, 1998, Robert J. Wussler resigned as a member of the Company's Board of Directors.

                           SIGNATURE PAGE


     In accordance with the requirements of the Securities
Exchange of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                          Food Court Entertainment Network, Inc.
                                    (Registrant)


June 16, 1998             By:/s/James N. Perkins
(Date)                         James N. Perkins
                               President, Chief Executive
                               Officer & Principal Accounting
                               Officer

                            EXHIBIT INDEX




Exhibit
Number          Document



  27            Financial Data Schedule  <PAGE 10>