Form 10QSB
period 1998-06-30
MORO CORP
filed 1999-10-04
CIK 940800

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[x] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998.

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE
ACT.

For the transition period from __________ to _______________________.

Commission file number: 0-26828
                        -------

                                MORO CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         Delaware                                         51-0338736
----------------------------                ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of organization)

                             Bala Pointe, Suite 240
                           111 Presidential Boulevard
                         Bala Cynwyd, Pennsylvania 19004
              -----------------------------------------------------
              (Address of principal executive offices and zip code)

                                 (610) 667-9050
                           ---------------------------
                           (Issuer's telephone number)

                     Food Court Entertainment Network, Inc.
                        220 East 42nd Street, 16th Floor
                               New York, NY 10017
          -------------------------------------------------------------
          (Former name or former address, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO[ ]
                                                                      ----

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports to be filed by
Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by the court.
Yes [x] No [ ].
    ---

As of June 30, 1998, the number of shares outstanding of each class of common equity was 13,652,082 shares of Series A Common Stock, and 1,015,720 shares of Series B Common Stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                     FOOD COURT ENTERTAINMENT NETWORK, INC.
                  STATEMENTS OF NET LIABILITIES IN LIQUIDATION
                                   (Unaudited)

                                     ASSETS


                                           June 30,      December 31,
                                             1998           1997
                                         -----------     ------------
                                         (Unaudited)

Current assets:
    Cash and cash equivalents             $    548         $284,000
    Prepaid rent                                             21,000
    Prepaid taxes                            5,197               --
                                          --------         --------
       Total current assets                  5,745          305,000
                                          --------         --------

Fixed assets, at realizable value          422,000          450,000
                                          --------         --------

                                          $427,745         $755,000
                                          ========         ========



                 LIABILITIES AND NET LIABILITIES IN LIQUIDATION


Current liabilities:
    Line of credit                     $    42,000
    Accounts payable                       230,735      $   144,000
    Accrued payroll                         25,000           75,000
    Other accrued expenses                 397,650          344,000
    Due to former employee                 240,000          234,000
    Obligation under employment
       contract                            263,000          263,000
                                       -----------      -----------
                                         1,198,385        1,060,000

Net (liabilities in liquidation)          (770,640)        (305,000)
                                       -----------      -----------

                                       $   427,745      $   755,000
                                       ===========      ===========

                             See accompanying notes

                     FOOD COURT ENTERTAINMENT NETWORK, INC.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)



                                            Three Months Ended              Six Months Ended
                                                 June 30,                        June 30,
                                       ---------------------------     ---------------------------
                                          1998             1997           1998             1997
                                       -----------     -----------     -----------     -----------
Advertising revenue                    $         0     $         0     $         0     $         0
                                       -----------      ----------     -----------      ----------
Operating expenses:
     Sales and marketing                                   176,674           1,031         452,353
     Programming                             5,000         390,049          16,366         884,321
     Network costs                                         742,974          57,508       1,281,798
     General and
       administrative expenses             103,540         671,131         384,782       1,320,122
                                       -----------      ----------     -----------      ----------
                                           108,540       1,980,828         459,687       3,938,594
                                       -----------      ----------     -----------      ----------
Operating loss                             108,540       1,980,828         459,687       3,938,594
Other (income) expense:
     Interest, net                           1,300         (26,894)          5,953         (75,245)
                                       -----------      ----------     -----------      ----------
Net loss                               $  (109,840)    $(1,953,934)    $  (465,640)    $(3,863,349)
                                       ===========      ==========     ===========      ==========
Net loss per share of common stock     $      (.01)    $      (.25)    $      (.03)    $      (.56)
                                       ===========      ==========     ===========      ==========
Weighted average shares outstanding     14,667,802       6,953,557      14,667,802       6,933,557
                                       ===========      ==========     ===========      ==========

                             See accompanying notes

                     FOOD COURT ENTERTAINMENT NETWORK, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)


                                                            1998                1997
                                                          ---------          -----------

Cash flows from operating activities:
     Net loss                                             $(465,640)         $(3,863,349)
     Adjustments to reconcile net loss:
        Depreciation and amortization                                            370,000
        Write off non-productive assets                      28,000              205,000
        Common stock and warrants issued as
          consideration for consulting and
          other compensation                                                     150,000
     Changes in assets and liabilities:
        (Increase) decrease in other assets                  15,803               (4,344)
        Increase (decrease) is accounts payable
          and accrued expenses                               90,385             (536,795)
                                                          ---------          -----------
Net cash used by operating activities                      (331,452)          (3,679,488)
                                                          ---------          -----------

Cash flows from investing activities:
     Purchase of property and equipment                                         (875,353)
                                                          ---------          -----------

Cash flows from financing activities:
     Borrowing under line of credit                          42,000
     Loan payable from employee                               6,000
                                                          ---------          -----------
Net cash provided by financing activities                    48,000
                                                          ---------          -----------

Net decrease in cash                                       (283,452)          (4,554,841)

Cash, beginning balance                                     284,000            6,498,864
                                                          ---------          -----------

Cash, ending balance                                      $     548          $ 1,944,023
                                                          =========          ===========

Supplemental disclosure of cash flow information:
     Cash paid for interest                               $     359          $         0
                                                          =========          ===========


                             See accompanying notes

                     FOOD COURT ENTERTAINMENT NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997
                                   (Unaudited)




1. The Company and basis of presentation:

   Food Court Entertainment Network, Inc. (the "Company") is a Delaware corporation, which was incorporated on February 12, 1992. The Company's plan was to establish a national television network to broadcast a high quality television program called Cafe USA, specifically to large, enclosed shopping mall food courts across the United States. The Company's activities have consisted primarily of designing, developing and producing its Cafe USA programming, establishing contacts and entering into agreements with potential advertisers and mall operators, producing and evaluating market tests of its programming, developing a system for delivery of programming into mall food courts, engaging management, employees and consultants for operations, including marketing, installing and operating Cafe USA in various mall food courts.

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

   On June 24, 1998, the Board of Directors adopted a resolution that the corporation file a petition for relief under Chapter 11 of Title II of the United States Code (the Bankruptcy Code). The voluntary petition was subsequently filed on August 13, 1998.

   In July, the agreement with Prime Spot Media U.S.A. was amended and the assets and operating leases were sold to Prime Spot Media U.S.A. for $422,000. As a result of the foregoing, the Company has no active business operations.

                     FOOD COURT ENTERTAINMENT NETWORK, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1998 AND 1997
                                   (Unaudited)


2. Financial statement presentation:

   In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company and its results of operations and cash flow for the interim periods presented.

   Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commissions and, therefore, do not include all disclosures required by generally accepted accounting principles.

   The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year.

   These financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-KSB-A for the year ended December 31, 1997.

   Loss per share of common stock:

   Net loss per share of common stock is based on the weighted average number of shares outstanding during the period.

3. Legal proceedings:

   A description of the Company's pending legal proceeding has been previously reported in the Company's Report on Form 10-KSB-A for the year ended December 31, 1997.

4. Other information:

   Effective May 6, 1998, Robert J. Wussler resigned as a member of the Company's Board of Directors.

Item 2. Management's discussion and analysis of financial conditions and results of operations.

Results of operations:

     The Company was seeking to merge with or acquire any operating business, which is seeking to become a publicly held entity, or a private investor interested in an investment in a public shell. On July 24, 1998, the Company filed for relief under Chapter 11 of Title II of the United States Code and has no active business operations.

Liquidity and capital resources:

     As of June 30, 1998, the Company has net liabilities in liquidation of $742,640. The Company had financed its operation almost exclusively through three private placements of securities, bank loans and a public offering, including $2,292,500 through the Preferred Stock Unit Offering, the Bridge Financing of $2,250,000 of Bridge Notes, bank loans of approximately $1,086,000, the Public Offering of approximately $16,800,000 and the Private Offering in November 1996 of $9,000,000.

     As of April 30, 1998, the Company has entered into a Line of Credit Loan Agreement with Robert Lenz, the Board of Directors Chairman, not to exceed $60,000. Interest shall be accrued and be payable on the unpaid balance of the Line of Credit at a rate per annum equal to eight and one-half percent (8-1/2%).

     The Company has an employment contract with one executive officer, which provides for salary in 1998 of $150,000 and $113,000 in 1999, plus increases and bonuses as determined by the Board of Directors. The agreement provides for severance equal to the remaining payments through the term of the agreement. In addition, this agreement provides for a three year extension. At the $150,000 per year from the date of a change in control of the Company, as defined in the agreement. The Company has accrued $263,000 in the accompanying financial statements.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings.

     On August 13, 1998, the Company filed a Petition for relief under Chapter 11 of the Bankruptcy Code. On May 7, 1999, the United States Bankruptcy Court for the District of Delaware confirmed the First Modified Chapter 11 Plan of Reorganization of the Company. The Plan provided for allocation of the Company's remaining assets pursuant to the priorities established by the Bankruptcy Code. The Plan also provided that all of the securities outstanding prior to confirmation of the Plan were cancelled and the stock of the Company following confirmation would be issued as follows: 85% to David and Jacqueline Menard; 10% to the Company's former shareholders; and 5% to the Company's unsecured creditors. Pursuant to the Plan, all of the officers and directors resigned and David W. Menard became the sole director and officer.

Item 5. Other Information.

     On June 7, 1999, the Company changed its name from Food Court Entertainment Network, Inc. to Moro Corporation.

     The Company has nominal assets. The Company intends to engage in the identification, evaluation and investigation of prospective business opportunities, and if believed warranted, to acquire a business. As of the date of this filing, the Company has commenced limited efforts intended to survey and locate such possible business opportunity candidates. Management presently has no specific business in mind for potential acquisition.

Item 6. Exhibits.

(a)      Number                             Description
         ------                             -----------
         2.1 First Modified Chapter 11 Plan of Reorganization (with attached Disclosure Statement and Supplemental Disclosure Statement) (incorporated by reference from
                           Exhibit 2.1 to Form 10-KSB for the year ended December 31, 1997)

**       27.1              Financial Data Schedule (Electronic Filing Only)
--------------
**--Filed herewith.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     MORO CORPORATION

Date: October 4, 1999                                By: /s/ David W. Menard
                                                         -------------------
                                                         David W. Menard,
                                                         President