Form 10QSB
period 1998-09-30
MORO CORP
filed 1999-10-04
CIK 940800

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[x] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998.

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE
ACT.

For the transition period from _______________ to ______________________.

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

Check whether the issuer has filed all documents and reports to be filed by
Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by the court.
Yes [x] No[ ].

As of September 30, 1998, the number of shares outstanding of each class of common equity was 13,652,082 shares of Series A Common Stock, and 1,015,720 shares of Series B Common Stock.

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements


                     FOOD COURT ENTERTAINMENT NETWORK, INC.
                  STATEMENTS OF NET LIABILITIES IN LIQUIDATION
                                   (Unaudited)


                                     ASSETS


                                              September 30,        December 31,
                                                   1998                1997
                                              -------------        ------------
                                               (Unaudited)

Current assets:
    Cash and cash equivalents                 $    19,694          $   284,000
    Prepaid rent                                                        21,000
    Prepaid taxes                                   5,197
                                              -----------          -----------
       Total current assets                        24,891              305,000
                                              -----------          -----------
Fixed assets, at realizable value                 255,000              450,000
                                              -----------          -----------
                                              $   279,891          $   755,000
                                              ===========          ===========




                 LIABILITIES AND NET LIABILITIES IN LIQUIDATION


Current liabilities:
    Accounts payable                          $   140,370          $   144,000
    Accrued payroll                                25,000               75,000
    Other accrued expenses                        329,733              344,000
    Due to former employee                        240,000              234,000
    Obligation under employment contract          263,000              263,000
                                              -----------          -----------
                                                  998,103            1,060,000

Net (liabilities in liquidation)                 (718,212)            (305,000)
                                              -----------          -----------

                                              $   279,891          $   755,000
                                              ===========          ===========

                             See accompanying notes
                                                                               2

                     FOOD COURT ENTERTAINMENT NETWORK, INC.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                               Three Months Ended                     Nine Months Ended
                                                  September 30,                         September 30,
                                         -------------------------------       -------------------------------
                                             1998               1997               1998               1997
                                         ------------       ------------       ------------       ------------
Advertising revenue                      $          0       $          0       $          0       $          0
                                         ------------       ------------       ------------       ------------
Operating expenses:
     Sales and marketing                                         130,046              1,031            570,857
     Programming                                                 235,188             16,366          1,119,509
     Network costs                                               417,773             57,508          1,699,571
     General and
       administrative expenses                (23,270)           564,228            333,512          1,895,893
                                         ------------       ------------       ------------       ------------
                                              (23,270)         1,347,235            408,417          5,285,830
                                         ------------       ------------       ------------       ------------
Operating income (loss)                        23,270         (1,347,235)          (408,417)        (5,285,830)
Other (income) expense:
     Interest, net                             (1,158)           (20,561)             4,795            (95,806)
                                         ------------       ------------       ------------       ------------
Net income (loss)                        $     24,428       $ (1,326,674)      $   (413,212)      $ (5,190,024)
                                         ============       ============       ============       ============
Net income (loss) per share
  of common stock                        $        .00       $       (.18)      $       (.03)      $       (.70)
                                         ============       ============       ============       ============
Weighted average shares outstanding        14,667,802          7,510,449         14,667,802          7,454,893
                                         ============       ============       ============       ============

                             See accompanying notes
                                                                               3

                     FOOD COURT ENTERTAINMENT NETWORK, INC.
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)

                                                           1998              1997
                                                       -----------       -----------
Cash flows from operating activities:
     Net loss                                          $  (413,212)      $(5,190,024)
     Adjustments to reconcile net loss:
        Depreciation and amortization                                        580,000
        Write off non-productive assets                                      205,000
        Common stock and warrants issued as
          consideration for consulting and
          other compensation                                                 150,000
     Changes in assets and liabilities:
        (Increase) decrease in other assets                 15,803           311,198
        Increase (decrease) is accounts payable
          and accrued expenses                             (67,897)         (860,143)
                                                       -----------       -----------
Net cash used by operating activities                     (465,306)       (4,803,969)
                                                       -----------       -----------
Cash flows from investing activities:
     Sale (purchase) of property and equipment             195,000          (918,563)
                                                       -----------       -----------
Cash flows from financing activities:
     Loan payable from employee                              6,000
     Deferred financing fee                                                  (67,891)
                                                       -----------       -----------
Net cash provided (used) by financing activities             6,000           (67,891)
Net decrease in cash                                      (264,306)       (5,790,423)
Cash, beginning balance                                    284,000         6,498,864
                                                       -----------       -----------
Cash, ending balance                                   $    19,694       $   708,441
                                                       ===========       ===========
Supplemental disclosure of cash flow information:
     Cash paid for interest                            $     1,266       $         0
                                                       ===========       ===========

                             See accompanying notes
                                                                               4

                     FOOD COURT ENTERTAINMENT NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMER 30, 1998 AND 1997
                                   (Unaudited)


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

                     FOOD COURT ENTERTAINMENT NETWORK, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)


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

   The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Liquidity and capital resources:

     As of September 30, 1998, the Company has net liabilities in liquidation of $718,212. The Company had financed its operation almost exclusively through three private placements of securities, bank loans and a public offering, including $2,292,500 through the Preferred Stock Unit Offering, the Bridge Financing of $2,250,000 of Bridge Notes, bank loans of approximately $1,086,000, the Public Offering of approximately $16,800,000 and the Private Offering in November 1996 of $9,000,000.

     As of April 30, 1998, the Company has entered into a Line of Credit Loan Agreement with Robert Lenz, the Board of Directors Chairman, not to exceed $60,000. Interest shall be accrued and be payable on the unpaid balance of the Line of Credit at a rate per annum equal to eight and one-half percent (8-1/2%). There was no outstanding balance at September 30, 1998.

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

PART II- OTHER INFORMATION

Item 1. Legal Proceedings.

     On August 13, 1998, the Company filed a Petition for relief under Chapter 11 of the Bankruptcy Code. On May 7, 1999, the United States Bankruptcy Court for the District of Delaware confirmed the First Modified Chapter 11 Plan of Reorganization of the Company. The Plan provided for allocation of the Company's remaining assets pursuant to the priorities established by the Bankruptcy Code. The Plan also provided that all of the equity securities of the Company outstanding prior to confirmation of the Plan were canceled and the stock of the Company following confirmation would be issued as follows: 85% to David and Jacqueline Menard; 10% to the Company's former shareholders; and 5% to the Company's unsecured creditors. Pursuant to the Plan, all of the officers and directors resigned and David W. Menard became the sole director and officer.

Item 5. Other Information.

     On June 7, 1999, the Company changed its name from Food Court Entertainment Network, Inc. to Moro Corporation.

     As of the date of filing of this report, the Company has nominal assets. The Company intends to engage in the identification, evaluation and investigation of prospective business opportunities, and if believed warranted, to acquire a business. As of the date of this filing, the Company has commenced limited efforts intended to survey and locate such possible business opportunity candidates. Management presently has no specific business in mind for potential acquisition.

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