Form 10KSB
period 1998-12-31
MORO CORP
filed 1999-10-04
CIK 940800

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Fiscal Year ended December 31, 1998.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _________ to ________.

Commission file number: 0-26828

                                MORO CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

          Delaware                                     51-0338736
(State or other jurisdiction              (I.R.S. Employer Identification No.)
       of organization)

                             Bala Pointe, Suite 240
                           111 Presidential Boulevard
                         Bala Cynwyd, Pennsylvania 19004
              (Address of principal executive offices and zip code)

                                 (610) 667-9050
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:

                          Common Stock, Par Value $.001
                              (Title of each Class)

                     Food Court Entertainment Network, Inc.
                        220 East 42nd Street, 16th Floor
                               New York, NY 10017
          (Former name or former address, if changed since last report)



Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           YES [X]       NO [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K [X]

Issuer's revenues for its most recent fiscal year: $0.

As of September 16, 1999, the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock was $0.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE PEARS)

Check whether the issuer has filed all documents and reports to be filed by
Section 12, 13, or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by the court.   Yes [X]     No [ ].

As of December 31, 1998, the number of shares outstanding of each class of common equity was 13,652,082 shares of Series A Common Stock, and 379,605 shares of Series B Common Stock.

PART I

Item 1. Description of Business.

     The Company was organized as a Delaware corporation on February 12, 1992 to establish a national television network to broadcast high quality television programming, under the trade name "Cafe USA", to large, enclosed shopping mall food courts throughout the country. The Company's business was not successful, generated limited revenues, and substantial losses were incurred.

     On August 13, 1998, the Company filed a Petition for relief under Chapter 11 of the Bankruptcy Code. On May 7, 1999, the United States Bankruptcy Court for the District of Delaware confirmed the First Modified Chapter 11 Plan of Reorganization of the Company ("Plan"). The Plan provided for allocation of the Company's remaining assets pursuant to the priorities established by the Bankruptcy Code. The Plan also provided that all of the equity securities of the Company outstanding prior to confirmation of the Plan were canceled and that the stock of the Company would be issued as follows: 85% by David and Jacqueline Menard; 10% by the Company's former shareholders; and 5% by the Company's unsecured creditors.

     On June 7, 1999, the Company changed its name from Food Court Entertainment Network, Inc. to Moro Corporation.

     Following its emergence from bankruptcy, the Company intends to engage in the identification, evaluation and investigation of prospective business opportunities, and if believed warranted, to acquire a business. The Company has commenced limited efforts intended to survey and locate such possible business opportunity candidates. Management presently has no specific business in mind for potential acquisition.

     The Company does not propose to restrict its search for investment opportunities to any particular industry and may, therefore, engage in essentially any business, to the extent of its limited resources. Management has not adopted any formal business plan or conducted any formal market studies with respect to any business or industry. The Company's discretion to participate in business opportunities is unrestricted, subject to the availability of those opportunities, economic conditions, the availability of financing, if needed, and other factors.

     The Company intends to select a target company and complete a business combination as quickly as practicable. However, there can be no assurance that the Company will be successful in identifying a target company and/or completing a business combination in a timely manner, or at all. In the event that, as of May 18, 2001, the Company has not completed a business combination (or executed an agreement with respect to a business combination, but not yet closed), the Company will promptly call a stockholder meeting (or otherwise solicit stockholder votes or consents) for the purpose of determining whether the Company should continue to seek a target company and a business combination or cease its efforts and proceed to liquidate and dissolve the Company.

Identification of Target Companies and a Business Combination

     Upon its emergence from bankruptcy, the Company will actively commence the identification, evaluation and investigation of one or more target companies. As of the date hereof, the Company has identified no target companies for acquisition and may therefore be characterized as a "blind pool." The Company may not be capable of acquiring any such target company because the capital available to the Company may be limited.

     The Company may seek target companies in the form of firms which are about to or have only recently commenced operations, are developing new products, inventions or even novel methods of marketing or distribution of existing products. Target companies may include privately held corporations, partnerships, sole proprietorships and even proposed enterprises which have not yet been formed. Accordingly, the Company may investigate firms which have recently commenced operations, are developing companies in need of additional funds for expansion into new products or markets, are seeking to develop a new product or service, are established businesses either experiencing financial or operating difficulties and in need of limited additional capital or are merely desirous of establishing a public trading market for its securities, among others.

     It is anticipated that business combination opportunities will be available to the Company from various sources, including but not limited to, its sole officer and director, David W. Menard, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community and others who may present proposals.

Selection of Business Combination Opportunities

         Prior to considering participation in a business combination, the Company may request that it be provided with written materials regarding the target company containing such information as a description of product, service and company history, management resumes; financial information; available projections with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks or service marks or rights thereto; present and proposed forms of compensation to management; description of transactions between the target company and its affiliates during relevant prior periods, a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements; or other information which is deemed relevant. As part of the Company's "due diligence" investigation, management may meet personally with the management and key personnel of such business, visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel and take other reasonable investigative measures, to the extent of the Company's limited financial resources, management expertise and available time of its sole officer and director.

     The analysis of business combination opportunities will be undertaken by or under the supervision of David W. Menard, the Company's sole officer and director, who has substantial experience in merger and acquisition transactions. Some of the numerous factors to be considered include the following:

     o Potential for growth, indicated by new technology, anticipated market expansion or new products;

     o Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

     o Strength and diversity of management, either in place or scheduled for recruitment;

     o Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

     o The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

     o The extent to which the business of the target company can be advanced;

     o The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items, and

     o    Other relevant factors.

     As potentially available target companies are expected to be in different industries and at various stages of development, the task of comparative investigation and analysis will be extremely difficult and complex. Due to the Company's limited capital available for investigation, the Company may not discover or adequately evaluate adverse factors about the target company to be acquired. However, it should be noted that the use of consultants which the Company may hire could increase the likelihood of finding a target company. There do not presently exist any plans, understandings, agreements or commitments with any person to act as a consultant for the Company. In addition, the limited financial resources of the Company may not permit the Company to retain such consultants, or the Company may need to issue additional securities to such consultants in lieu of cash compensation.

     To a large extent, a decision to participate in a specific business combination may be made upon management's analysis of the quality of the other firm's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific firm may not necessarily be indicative of the potential for the future because of the requirement to substantially shift marketing approaches, obtain additional capital, change product emphasis, change or substantially augment management, or make other changes. Because the Company may participate in a business combination with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that the Company may incur further risks in view of the fact that the target company to be acquired in may instances, will not have proven its abilities or effectiveness, the eventual market for such firm's products or services will likely not be established, and the profitability of the firm will be unproven, uncertain and unpredictable.

     In seeking business combination opportunities, the Company's decision will not be controlled by an attempt to time anticipated enthusiasm in the securities market for a specific industry, management group or product or service industry, although such factors may influence the Company significantly. The Company will attempt to base its decisions upon the objective of seeking long-term capital appreciation in the value of the Company and may consider current income as only a minor factor in such decision, nor that the target company selected will achieve the desired objective of capital appreciation.

     Generally, the Company will analyze all available factors which it deems relevant and material and make a determination without reliance upon any single factor as controlling. The Company is unable to predict when it may participate in a business opportunity.

Form of Acquisition

     It is impossible to predict the manner in which the Company may participate in a business combination. Specific business combination opportunities will be reviewed as well as the respective needs and desires of both the Company and the business to be acquired and the legal structure or method which is deemed suitable. Such structure may include but is not limited to a lease, a purchase, acquisition for shares of Common Stock or other securities, a merger, license, joint venture or other contractual arrangement. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with such other corporation or form of business organization, and there is no assurance that the Company would be the surviving entity. In addition, management and the holders of Common Stock prior to a business combination may be expected to not have control of a majority of the voting shares of the Company following any such transaction. As part of such a transaction, the Company's officers and directors may be required to resign and new officers and directors may be expected to be appointed, without any vote by the holders of Common Stock prior to such transaction.

     The Company may be presented with business combination opportunities from firms interested primarily in the fact that the Company's Common Stock is publicly traded. Business which seek the Company's participating in attempting to consolidate their operations through a reorganization, asset acquisition or some other form such as a joint venture, operating arrangement, securities exchange or consolidation, may desire to do so to avoid what such firms may deem to be uncertainties, risks and potential adverse consequences of themselves undertaking a public offering. Such adverse factors may include time delays encountered in obtaining clearances pursuant to applicable federal and state laws for the benefit of purchasers of securities which are believed to be required prior to the offer and sale of securities, or be acceptable to an underwriter in a public offering.

     The Company may acquire a target company by conducting an acquisition, merger, consolidation or reorganization. It is likely that such a transaction will involve the issuance of Common Stock or other securities in the Company. This would result in substantial additional dilution to the equity of those who were shareholders of the Company prior to such reorganization. It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time of the transaction is consummated or under certain conditions or at specified times thereafter. The issuance of substantial additional securities and their potential sales into any trading market which may develop in the Company's securities may have a depressive effect on such market. The Company has the right to issue such additional shares without shareholder approval.

     If structured as an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by holders of Common Stock. If structured as a statutory merger or consolidation, it may be necessary to call a shareholder's meeting and obtain the approval of the holders of a majority of the outstanding shares. The necessity to obtain such shareholder approval may result in delay and additional expense in the consummation of any proposed transaction, and will also give rise to certain appraisal rights to dissenting shareholders. Most likely, management will seek to structure any transaction to avoid requiring shareholder approval.

     It is anticipated that the investigation of a specific target company and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountant, attorneys and others. If a decision is made not to participate in a specific business combination, the costs theretofore incurred would not be recoverable. Furthermore, even if an agreement is reached for the participation a specific business combination, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

     In connection with an acquisition, the Company may incur substantial indebtedness which will substantially change the capital structure of the Company and would most likely expose the Company's shareholders to a greater risk of loss in the event of financial difficulty.

     The Company intends to attempt to acquire one or more target companies. The Company has no oral or written agreement nor are any negotiations under way regarding a possible business combination.

Employees

     As of September 15, 1999, the Company did not have any employees.

Item 2. Description of Property.

     Following the confirmation of the Plan, the Company has been headquartered at the offices of Colmen Menard Company, Inc. ("Colmen Menard") at 111 Presidential Boulevard, Suite 240, Bala Cynwyd, Pennsylvania 19004, telephone 610-667-9050, fax 610-667-9915. Colmen Menard, which is owned by the David Menard, has agreed to provide, for the foreseeable future, offices, facilities and secretarial and administrative services without cost to the Company.

Item 3. Legal Proceedings.

         Following the confirmation of the Plan, all existing litigation involving the Company was discharged, and the Company is not currently involved in any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

     Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

     Pursuant to the Plan, the authorized capital stock of the Company consists of 250,000,000 shares of Common Stock, par value $.001 per share, and 5,000,000 shares of preferred stock, par value

$.001 per share (the "Preferred Stock"). In view of the Company's present financial status and contemplated financial requirements, the payment of dividends in the foreseeable future is highly unlikely. No current public trading market for the shares of Common Stock exists. The extent of the market for the shares and the prices at which the shares may trade cannot be predicted.

Common Stock

     Holders of Common Stock are entitled to one vote per share with respect to all matters required by law to be submitted to holders of Common Stock. The Common Stock does not have cumulative voting rights. The By-laws provide that any action required to be taken or that may be taken at an annual or special meeting of stockholders may be taken by written consent in lieu of a meeting of stockholders.

     Subject to the prior rights of holders of Preferred Stock , if any, holders of the Common Stock will be entitled to receive such dividends as may be lawfully declared by the Board of Directors. Upon any dissolution, liquidation or winding up, whether voluntary or involuntary, holders of the Common Stock are entitled to share ratably in all assets remaining after the liquidation payments have been made on all outstanding shares of Preferred Stock, if any.

     The Common Stock does not have any preemptive, subscription or conversion rights. The Board of Directors has the authority to issue additional shares of Common Stock. The Board's ability to issues additional shares of Common Stock could facilitate certain financing and acquisitions and provide a means for meeting other corporate needs that might arise. The authorized but unissued shares of Common Stock will be available for issuance without further action by the stockholders, unless stockholder action is required by applicable law or the rules of any stock exchange or system on which the Common Stock may then be listed. The Board's ability to issue additional shares of Common Stock could, under certain circumstances, either impede or facilitate the completion of a merger, tender offer or other takeover attempt.

Preferred Stock

     The Company is authorized to issue up to 5,000,000 shares of Preferred Stock without further stockholder approval. The shares of Preferred Stock may be issued in one or more series, with the number of shares of each series and the rights, preferences and limitations of each series to be determined by the Board of Directors. Among the specific matters that may be determined by the Board of Directors are dividend rights, if any, the terms of a sinking or purchase fund, if any, the amount payable in the event of any voluntary liquidation, dissolution or winding up of the affairs of the Company, conversion rights, if any, and voting powers, if any.

     The issuance of shares of Preferred Stock, or the issuance of rights to purchase such shares, could be used to discourage an unsolicited acquisition proposal. For instance, the issuance of a series of Preferred Stock might impede a transaction including class voting rights that would enable the holder to block such a transaction, or facilitate a transaction by including voting rights that would provide a required percentage vote of the stockholders. In addition, under certain circumstances, the issuance of Preferred Stock could adversely affect the voting power of the holders of the Common Stock. Although the Board of Directors is required to make any determination to issue such stock based on its judgment as to the best interests of the stockholders, the Board of Directors could act in a manner that would discourage an acquisition attempt or other transaction that some, or a majority, of the stockholders might believe to be in their best interests or in which stockholders might receive a premium for their stock over the then market price of such stock. The Board of Directors does not at present intend to seek stockholder approval prior to any issuance of currently authorized stock, unless otherwise required by law or stock exchange rules.

Item 6. Management's Discussion and Analysis or Plan of Operation.

     Over the twelve months following confirmation of the Plan, the Company intends to engage in the identification, evaluation and investigation of prospective business opportunities, and if believed warranted, to acquire a business. In this regard, the Company has commenced limited efforts intended to survey and locate such possible business opportunity candidates. Management presently has no specific business in mind for potential acquisition.

     The Company does not propose to restrict its search for investment opportunities to any particular industry and may, therefore, engage in essentially any business, to the extent of its limited resources. Management has not adopted any formal business plan or conducted any formal market studies with respect to any business or industry. The Company's discretion to participate in business opportunities is unrestricted, subject to the availability of those opportunities, economic conditions, the availability of financing, if needed, and other factors.

     The Company intends to select a target company and complete a business combination as quickly as practicable. However, there can be no assurance that the Company will be successful in identifying a target company and/or completing a business combination in a timely manner, or at all. In the event that, as of May 18, 2001, the Company has not completed a business combination (or executed an agreement with respect to a business combination, but not yet closed), the Company will promptly call a stockholder meeting (or otherwise solicit stockholder votes or consents) for the purpose of determining whether the Company should continue to seek a target company and a business combination or cease its efforts and proceed to liquidate and dissolve the Company.

     It is anticipated that business combination opportunities will be available to the Company from various sources, including but not limited to, its sole officer and director, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community and others who may present proposals.

     The analysis of business combination opportunities will be undertaken by or under the supervision of David W. Menard, the Company's sole officer and director, who has substantial experience in merger and acquisition transactions. As potentially available target companies are expected to be in different industries and at various stages of development, the task of comparative investigation and analysis will be extremely difficult and complex. Due to the Company's limited capital available for investigation, the Company may not discover or adequately evaluate adverse factors about the target company to be acquired. However, it should be noted that the use of consultants which the Company may hire could increase the likelihood of finding a target company. There do not presently exist any plans, understandings, agreements or commitments with any person to act as a consultant for the Company. In addition, the limited financial resources of the Company may not permit the Company to retain such consultants, or the Company may need to issue additional securities to such consultants in lieu of cash compensation.

     To a large extent, a decision to participate in a specific business combination may be made upon management's analysis of the quality of the other firm's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific firm may not necessarily be indicative of the potential for the future because of the requirement to substantially shift marketing approaches, obtain additional capital, change product emphasis, change or substantially augment management, or make other changes. Because the Company may participate in a business combination with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that the Company may incur further risks in view of the fact that the target company to be acquired in may instances, will not have proven its abilities or effectiveness, the eventual market for such firm's products or services will likely not be established, and the profitability of the firm will be unproven, uncertain and in predictable.

Liquidity and Capital Resources

     The Company's sole officer and director, David W. Menard, intends, for the foreseeable future, to advance to the Company such funds as are necessary for the Company to comply with its reporting requirements under any applicable federal and state securities laws, and to file all required federal, state and local tax returns. Mr. Menard estimates that these expenses will aggregate approximately $50,000 during the first year. It is anticipated that such advances will be accrued as a liability of the Company to Mr. Menard to be repaid by the Company upon consummation of a business combination, unless otherwise determined between the Company and Mr. Menard. Mr. Menard may, however, discontinue such advances at any time in his sole discretion.

Item 7. Financial Statements.
                                                                      Page
                                                                      ----

Report of Independent Auditors                                        F-1

Statement of Net Liabilities In Liquidation                           F-2

Statement of Changes In Net Assets In
  Liquidation                                                         F-3

Statement of Operations                                               F-4

Statement of Changes In Stockholders' Equity                          F-5

Statement of Cash Flows                                               F-6

Notes to Financial Statements                                         F-7

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors and Stockholders
Food Court Entertainment Network, Inc.
Bala Cynwyd, Pennsylvania


We have audited the accompanying statement of net liabilities in liquidation of Food Court Entertainment Network, Inc. as of December 31, 1998, and the related statement of changes in net assets (liabilities) in liquidation (each on a liquidation basis) on December 31, 1998. In addition, we have audited the statements of operations, changes in stockholders' equity and cash flows (each on a going concern basis), for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Food Court Entertainment Network, Inc. as of December 31, 1997 were audited by other auditors whose report dated March 31, 1998, on those statements included an explanatory paragraph that described the Company's agreement to sell substantially all of its assets and cease operations, discussed in Note 1 to the financial statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the net liabilities in liquidation of Food Court Entertainment Network, Inc. as of December 31, 1998, the changes in its net assets (liabilities) in liquidation on December 31, 1998, and the results of its operations and its cash flows for the year ended December 31, 1998, in conformity with generally accepted accounting principles applied on the basis described in the preceding paragraph.



Schiffman Hughes Brown
Blue Bell, Pennsylvania 19002
June 14, 1999

                     FOOD COURT ENTERTAINMENT NETWORK, INC.
                  STATEMENTS OF NET LIABILITIES IN LIQUIDATION
                           DECEMBER 31, 1998 AND 1997





                                     ASSETS

                                                        1998            1997
                                                        ----            ----

Current assets:
   Cash and cash equivalents                        $ 231,679       $  284,000
   Prepaid rent                                                         21,000
   Prepaid taxes                                        5,197             --
                                                    ---------       ----------
       Total current assets                           236,876          305,000

Fixed assets, at realized value                          --            450,000
                                                    ---------       ----------

                                                    $ 236,876       $  755,000
                                                    =========       ==========




                 LIABILITIES AND NET LIABILITIES IN LIQUIDATION

Current liabilities:
   Accounts payable                                 $ 142,170       $  144,000
   Accrued payroll                                     70,000           75,000
   Other accrued expenses                             309,128          344,000
   Due to former employee                             240,000          234,000
   Obligation under employment contract               204,123          263,000
                                                    ---------       ----------
       Total current liabilities                      965,421        1,060,000
                                                    ---------       ----------

Net liabilities in liquidation                       (728,545)        (305,000)
                                                    ---------       ----------

                                                    $ 236,876       $  755,000
                                                    =========       ==========

                   The accompanying notes are an integral part
                          of these financial statements

                     FOOD COURT ENTERTAINMENT NETWORK, INC.
        STATEMENTS OF CHANGES IN NET ASSETS (LIABILITIES) IN LIQUIDATION
                           DECEMBER 31, 1998 AND 1997


                                                            1998              1997
                                                            ----              ----
Net assets (liabilities) in liquidation, beginning      $ 1,579,455       $ 1,975,000

Write down of fixed assets to estimated
   realizable value                                      (2,045,000)       (2,017,000)

Accrual of obligation under employment contract            (263,000)         (263,000)
                                                        -----------       -----------

Net liabilities in liquidation, ending                  $  (728,545)      $  (305,000)
                                                        ===========       ===========

                   The accompanying notes are an integral part
                          of these financial statements

                     FOOD COURT ENTERTAINMENT NETWORK, INC.
                             STATEMENT OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                1998               1997
                                                ----               ----

Advertising revenue                         $       --         $     20,000
                                            ------------       ------------

Operating expenses:
   Sales and marketing                             1,032            601,000
   Programming                                    16,366          1,227,000
   Network costs                                  57,508          1,873,000
   General and administrative expenses           315,844          2,599,000
                                            ------------       ------------
                                                 390,750          6,300,000
                                            ------------       ------------
Operating loss                                      --           (6,280,000)

Other (income) expense:
   Interest expense                                7,266
   Interest income                                (2,471)           (93,000)
                                            ------------       ------------
                                                   4,795            (93,000)
                                            ------------       ------------
Net loss                                    $   (395,545)      $ (6,187,000)
                                            ============       ============

Net loss per share of common stock          $       (.03)      $       (.77)
                                            ============       ============

Weighted average shares outstanding           14,667,802          8,081,000
                                            ============       ============



                   The accompanying notes are an integral part
                         of these financial statements

                     FOOD COURT ENTERTAINMENT NETWORK, INC.
       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (GOING CONCERN BASIS)
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                         Common Stock
                                     ---------------------------------------------------        Additional
                                           Series A                      Series B                Paid-in
                                     Shares         Amount        Shares          Amount         Capital
                                     ------         ------        ------          ------         -------

Balance, January 1, 1997           6,924,082       $ 69,000      1,134,720       $11,000       $23,760,000

Exercise of warrants                   3,000                                                        15,000

Conversion of B shares               119,000          1,000       (119,000)       (1,000)

Issuance of A shares as
 consideration for
 consulting services                 100,000          1,000                                        149,000

Issuance of A shares in
 connection with exchange of
 Class A and B warrants            6,506,000         65,000                                        (65,000)

Cancellation of warrants                                                                          (153,000)

Net loss for the year

                                  ----------       --------      ---------       -------       -----------
Balance, December 31, 1997        13,652,082        136,000      1,015,720        10,000        23,706,000

Net loss for the year
                                  ----------       --------      ---------       -------       -----------

Balance, December 31, 1998        13,652,082       $136,000      1,015,720       $10,000       $23,706,000
                                  ==========       ========      =========       =======       ===========



                                 Series B
Accumulated                   Treasury Stock
  Deficit                Shares           Amount             Total
  -------                ------           ------             -----
$(15,690,000)           (10,000)      $          0      $  8,150,000

                                                              15,000

                                                                   0



                                                             150,000



                                                                   0

                                                            (153,000)

  (6,187,000)                                             (6,187,000)
------------       ------------       ------------      ------------

 (21,877,000)           (10,000)                 0         1,975,000

    (395,545)                                               (395,545)
------------       ------------       ------------      ------------

$(22,272,545)           (10,000)      $          0      $  1,579,455
============       ============       ============      ============

                   The accompanying notes are an integral part
                         of these financial statements

                     FOOD COURT ENTERTAINMENT NETWORK, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                                   1998              1997
                                                                   ----              ----
Cash flow from operating activities:
   Net loss                                                      $(395,545)      $(6,187,000)
   Adjustments to reconcile net loss to
    net cash used in operating activities:
       Depreciation and amortization                                                 660,000
       Write-off of transmission system in progress                                  205,000
       Common stock issued as consideration
        for compensation                                                             150,000
       Warrants issued as consideration for
        compensation                                                                 161,000
   Changes in:
       Prepaid rent                                                 21,000
       Prepaid taxes                                                (5,197)
       Other assets                                                                  199,000
       Accrued expense and other liabilities                       (94,579)         (500,000)
                                                               -----------       -----------
Net cash used in operating activities                             (474,321)       (5,312,000)
                                                               -----------       -----------

Cash flows from investing activities:
   Sale (purchase) of equipment                                    422,000          (918,000)
                                                               -----------       -----------

Cash flows from financing activities:
   Proceeds from exercise of warrants                                                 15,000
                                                               -----------       -----------

Net decrease in cash and cash equivalents                          (52,321)       (6,215,000)

Cash, beginning balance                                            284,000         6,499,000
                                                               -----------       -----------

Cash, ending balance                                           $   231,679       $   284,000
                                                               ===========       ===========



Supplemental disclosure of cash flow information:
   Cash paid for interest                                      $     1,266       $
                                                               ===========       ===========

Supplemental disclosure of non-cash financing activities:
Warrants issued (canceled) in connection with
    consulting agreement                                       $                 $  (153,000)
                                                               ===========       ===========

   Warrants exchanged for common stock                         $                 $    65,000
                                                               ===========       ===========

                   The accompanying notes are an integral part
                         of these financial statements

                     FOOD COURT ENTERTAINMENT NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


1.   The Company and basis of presentation:

     Food Court Entertainment Network, Inc. (the ACompany@) is a Delaware corporation, which was incorporated on February 12, 1992. The Company's plan was to establish a national television network to broadcast a high quality television program called Cafe USA, specifically to large, enclosed shopping mall food courts across the United States. The Company's activities have consisted primarily of designing, developing and producing its Cafe USA programming, establishing contacts and entering into agreements with potential advertisers and mall operators, producing and evaluating market tests of its programming, developing a system for delivery of programming into mall food courts, engaging management, employees and consultants for operations, including marketing, installing and operating Cafe USA in various mall food courts.

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

     On June 24, 1998, the Board of Directors adopted a resolution that the corporation file a petition for relief under Chapter 11 of Title II of the United States Code (the Bankruptcy Code). The voluntary petition was subsequently filed on July 29, 1998.

     In July, the agreement with Prime Spot Media U.S.A. was amended and the assets and operating leases were sold to Prime Spot Media U.S.A. for $422,000. As a result of the foregoing, the Company has no active business operations.

                     FOOD COURT ENTERTAINMENT NETWORK, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998
                                   (Unaudited)




2.   Financial statement presentation:

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

     Loss per share:

     The Company calculates its loss per share under the provisions of SFAS No. 128, AEarnings Per Share.@ SFAS No. 128 requires a dual presentation of Abasic@ and Adiluted@ loss per share on the face of the statements of operations. Basic loss per share is computed by dividing the loss by the weighted average number of shares of common stock outstanding during each period exclusive of the Series B shares in escrow. Diluted loss per share does not include the effect, if any, from the potential exercise of stock options and warrants as the effect thereof is antidilutive.

3.   Legal proceedings:

     An action has been filed against the Company by Blank Rome Comisky & McCauley, LP for non-payment of legal fees in the amount of $30,127.

     An action has been filed against the Company by Kornstein, Velsz and Wexlen for non-payment of fees of $41,400.

     The liabilities have been reflected in the Company's financial statement.

4.   Other information:

     Effective May 6, 1998, Robert J. Wussler resigned as a member of the Company's Board of Directors.

5.   Commitments:

     The Company has an employment contract with one executive officer, which provides for salary in 1998 of $150,000 and $113,000 in 1999, plus increases and bonuses as determined by the Board of Directors. The agreement provides for severance equal to the remaining payments through the term of the agreement. In addition, this agreement provides for a three year extension at the $150,000 per year from the date of a change in control of the Company, as defined in the agreement. The Company has accrued $263,000 in the accompanying financial statements.

6.   Subsequent events:

     Food Court Entertainment Network's reorganization plan was approved by the applicable Bankruptcy Court on May 3, 1999.

     Holders of Food Court Entertainment Network's shares before the confirmation of reorganization will receive 10% of the shares in the emerging entity.

     The Company's debt was exchanged for 5% of the shares in the emerging entity.

     On June 9, 1999, the Company changed its name to Moro Corporation.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     Effective June 14, 1999, the Company retained Schiffman Hughes Brown, P.C., CPA's, 790 Penllyn Pike, Suite 302, Blue Bell, Pennsylvania 19422 to audit the Company's 1998 financial statements. The Company's management determined that an accounting firm located in close proximity to the Company's new location could perform the audit more efficiently.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons.

     Effective as of the confirmation of the Plan, David W. Menard became the sole director and officer of the Company. With his spouse, Mr. Menard will also be the owner of 85% of the outstanding shares of the Company's Common Stock. In the future, it is possible that additional directors and officers will be selected.

     David W. Menard is founder, principal shareholder, President and CEO of Colmen Menard Company, a private investment banking firm founded in 1993, that provides merger and acquisition, corporate finance and business advisory services. David W. Menard was co-founder, President and a fifty percent shareholder of a predecessor affiliate founded in 1983. During the past fifteen years, David W. Menard has managed and overseen, in the role of an intermediary, over one hundred merger and acquisition transactions.

     Prior to 1983, David W. Menard was employed, chronologically, in a variety of primarily accounting, financial and general management positions with Price Waterhouse (accounting/management consulting), WR Grace & Co. (controllership/planning/acquisitions), First Jersey National Corporation now part of Fleet Financial Group (Vice President-Finance and CFO), and IU International Corporation (Vice President and CFO of Gotaas-Larsen Shipping Corporation/Corporate Vice President of Audit Services).

     David W. Menard obtained a BS Degree in Economics from Cornell University and an MBA in accounting and finance from the Johnson Graduate School of Management at Cornell University. He completed the Harvard Business School Corporate Financial Management Program. He is a Certified Public Accountant in New York State. He is sixty-one years of age.

Item 10. Executive Compensation.

     David W. Menard will, for the foreseeable future, provide his services at no cost to the Company. Finders or brokerage fees are not anticipated to be paid or accrued to any officer or director.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The shares of Common Stock of the Company are owned of record by approximately 500 persons.

     Pursuant to the Plan, the outstanding shares of the Common Stock of the Company will be 85% owned jointly by David W. Menard and Jacqueline J. Menard, 10% owned by prior stockholders, and 5% owned by the unsecured creditors, as follows:

                                                   Percentage
     Group              Number of Shares        Outstanding Shares
     -----              ----------------        ------------------
     David W. &             4,250,000                   85%
     Jacqueline J.
     Menard

     Existing
     Stockholders             500,000                   10%


     Unsecured Creditors      250,000                    5%
                            ---------                  ---

                TOTAL       5,000,000                  100%
                            =========                  ===


Item 12.  Certain Relationships and Related Transactions.

     Not Applicable.

Item 13.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

     Number                     Title

     2.1       First Modified Chapter 11 Plan of Reorganization
               (with attached Disclosure Statement and Supplemental Disclosure Statement) (incorporated by reference from
               Exhibit 2.1 to Form 10-KSB for the year ended
               December 31, 1997)

     3.1 Amended And Restated Certificate of Incorporation of the Company (incorporated by reference from Exhibit
               3.1 to Form 10-KSB for the year ended

               December 31, 1997)

     3.1.1 Certificate of Amendment, filed June 7, 1999, to the Amended and Restated Certificate of Incorporation
               (incorporated by reference from Exhibit 3.1 of the Report on Form 8-K filed on June 16, 1999)

     3.2 By-laws of the Company (incorporated by reference from Exhibit 3.2 to Amendment No. 1 to Registration Statement on Form SB-2 (File No.
               33-91054))

**   27.1      Financial Data Schedule (Electronic Filing Only)


-----------
**--Filed herewith.



     (b)      Reports on Form 8-K

     None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MORO CORPORATION

                                         By: /s/ David W. Menard
                                             -------------------
                                             David W. Menard,
                                             President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                            Title                         Date
----------                            -----                         ----

/s/ David W. Menard         President and Director              October 4, 1999
-----------------------     (Principal Executive Officer
David W. Menard             and Principal Accounting
                            Officer)