Form 10QSB
period 1999-03-31
MORO CORP
filed 1999-10-04
CIK 940800

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[x] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999.

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE
ACT.

For the transition period from ________________ to ______________________.

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


Check whether the issuer has filed all documents and reports to be filed by
Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by the court.
Yes [x] No[ ].
    ---

As of March 31, 1999, the number of shares outstanding of each class of common equity was 13,652,082 shares of Series A Common Stock, and 379,605 shares of Series B Common Stock.

PART I  -  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     FOOD COURT ENTERTAINMENT NETWORK, INC.
                  STATEMENTS OF NET LIABILITIES IN LIQUIDATION
                                   (Unaudited)

                                     ASSETS



                                                 March 31,       December 31,
                                                   1999              1998
                                               -----------       ------------
                                               (Unaudited)

    Cash and cash equivalents                   $ 213,336         $ 231,679
     Prepaid taxes                                  5,197             5,197
                                                ---------         ---------

       Total current assets                     $ 218,533         $ 236,876
                                                =========         =========


                 LIABILITIES AND NET LIABILITIES IN LIQUIDATION


Current liabilities:
    Accounts payable                            $ 142,170         $ 142,170
    Accrued payroll                                70,000            70,000
    Other accrued expenses                        308,035           309,128
    Due to former employee                        240,000           240,000
    Obligation under employment contract          204,123           204,123
                                                ---------         ---------
                                                  964,328           965,421

Net (liabilities in liquidation)                 (745,795)         (728,545)
                                                ---------         ---------

                                                $ 218,533         $ 236,876
                                                =========         =========

                             See accompanying notes

                     FOOD COURT ENTERTAINMENT NETWORK, INC.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)




                                                  Three Months Ended
                                                       March 31,
                                           ---------------------------------
                                               1999                 1998
                                           ------------         ------------

Advertising revenue                        $          0         $          0
                                           ------------         ------------
Operating expenses:
     Sales and marketing                                               1,031
     Programming                                                      11,366
     Network costs                                                    57,508
     General and
       administrative expenses                  (17,250)             281,242
                                           ------------         ------------
                                                (17,250)             351,147
                                           ------------         ------------
Operating loss                                  (17,250)            (351,147)
Other (income) expense:
     Interest, net                                    .                4,653
                                           ------------         ------------
Net loss                                   $    (17,250)        $   (355,800)
                                           ============         ============
Net income (loss) per share
  of common stock                          $        .00         $       (.85)
                                           ============         ============
Weighted average shares outstanding          14,667,802           13,092,000
                                           ============         ============

                             See accompanying notes

                     FOOD COURT ENTERTAINMENT NETWORK, INC.
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)


                                                        1999            1998
                                                     ---------       ----------

Cash flows from operating activities:
     Net loss                                        $ (17,250)      $(355,800)
     Changes in assets and liabilities:
        Decrease in other assets                                        15,803
        Increase (decrease) is accounts payable
          and accrued expenses                          (1,093)         57,384
                                                     ---------       ---------
Net cash used by operating activities                  (18,343)       (282,613)
                                                     ---------       ---------

Net decrease in cash                                   (18,343)       (282,613)

Cash, beginning balance                                231,679         284,000
                                                     ---------       ---------
Cash, ending balance                                 $ 213,336       $   1,387
                                                     =========       =========

                             See accompanying notes

                     FOOD COURT ENTERTAINMENT NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 1998
                                   (Unaudited)


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

                     FOOD COURT ENTERTAINMENT NETWORK, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 1999 AND 1998
                                   (Unaudited)

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

   The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year.

   These financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

   Loss per share of common stock:

   Net loss per share of common stock is based on the weighted average number of shares outstanding during the period.

3. Other information:

   Effective May 6, 1998, Robert J. Wussler resigned as a member of the Company's Board of Directors.

4. Subsequent events:

   Food Court Entertainment Network's reorganization plan was approved by the applicable Bankruptcy Court on May 3, 1999.

   Holders of Food Court Entertainment Network's shares before the confirmation of reorganization will receive 10% of the shares in the emerging entity.

   The Company's creditors received all of the Company's net cash assets, 5% of the Company stock in the emerging entity, plus a total of $50,000 cash payable plus interest of 5% in May 2000.

   On June 9, 1999, the Company changed its name to Moro Corporation.

Item 2. Management's discussion and analysis of financial condition and results of operations.

Results of operations:

     The Company was seeking to merge with or acquire any operating business, which is seeking to become a publicly held entity, or a private investor interested in an investment in a public shell. On July 24, 1998, the Company filed for relief under Chapter 11 of Title II of the United States Code and has no active business operations.

Liquidity and capital resources:

     As of March 31, 1999, the Company has net liabilities in liquidation of $745,795. The Company had financed its operation almost exclusively through three private placements of securities, bank loans and a public offering, including $2,292,500 through the Preferred Stock Unit Offering, the Bridge Financing of $2,250,000 of Bridge Notes, bank loans of approximately $1,086,000, the Public Offering of approximately $16,800,000 and the Private Offering in November 1996 of $9,000,000.

     As of April 30, 1998, the Company has entered into a Line of Credit Loan Agreement with Robert Lenz, the Board of Directors Chairman, not to exceed $60,000. Interest shall be accrued and be payable on the unpaid balance of the Line of Credit at a rate per annum equal to eight and one-half percent (8-1/2%). There was no outstanding balance at March 31, 1999.

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

PART II- OTHER INFORMATION

Item 1. Legal Proceedings.

     On August 13, 1998, the Company filed a Petition for relief under Chapter 11 of the Bankruptcy Code. On May 7, 1999, the United States Bankruptcy Court for the District of Delaware confirmed the First Modified Chapter 11 Plan of Reorganization of the Company (the "Plan"). The Plan provided for allocation of the Company's remaining assets pursuant to the privileges established by the Bankruptcy Code. The Plan also provided that all of the equity securities then outstanding were canceled and the stock of the Company would be issued as follows: 85% to David and Jacqueline Menard; 10% to the Company's former shareholders; and 5% to the Company's unsecured creditors. Pursuant to the Plan, all of the officers and directors resigned and David W. Menard became the sole director and officer.

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