Form 10QSB
period 1999-06-30
MORO CORP
filed 1999-10-04
CIK 940800

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[x] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999.

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT.

For the transition period from          to         .
                              ----------   --------

Commission file number: 0-26828

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

As of June 30, 1999, the number of shares outstanding of each class of common equity was 5,000,000 shares of Common Stock, par value $.001.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements


                                MORO CORPORATION
                                 BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS

                                                                Reorganized          Predecessor
                                                                  Company              Company
                                                                  June 30,           December 31,
                                                                    1999                 1998
                                                               ------------         -------------
                                                                (Unaudited)
Current assets:
    Cash and cash equivalents                                                         $231,679
    Prepaid taxes                                                $  5,197                5,197
                                                                 --------             --------
       Total current assets                                         5,197              236,876
                                                                 --------             --------

Reorganization value in excess of amounts
  allocable to identifiable assets                                103,628
                                                                 --------             --------

                                                                 $108,825             $236,876
                                                                 ========             ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                  $142,170
    Accrued payroll                                                                     70,000
    Other accrued expenses                                       $ 50,000              309,128
    Due to former employee                                                             240,000
    Obligation under employment contract                                               204,123
                                                                 --------             --------
                                                                   50,000              965,421
                                                                 --------             --------
Stockholders' equity:
    Common stock                                                   58,825
    Net (liabilities in liquidation)                                                  (728,545)
                                                                 --------             --------
                                                                 $108,825             $236,876
                                                                 ========             ========


                             See accompanying notes                            2

                                MORO CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                             Reorganized
                                               Company                Predecessor Company
                                            -------------      --------------------------------
                                             Two Months         One Month          Three Months
                                                Ended             Ended                Ended
                                            June 30, 1999      April 30, 1999     June 30, 1998
                                            -------------      --------------     -------------
Advertising revenue                           $      0            $      0           $       0
                                              --------            --------           ---------
Operating expenses:
     Programming                                                                         5,000
     General and administrative expense                             42,736             103,540
                                              --------            --------           ---------
                                                     0              42,736             108,540
                                              --------            --------           ---------
Operating loss                                                                        (108,540)

Other (income) expense:
     Interest (net)                                                                      1,300
                                              --------            --------           ---------
Net loss before reorganization items                 0            (42,736)            (109,840)
                                              --------            --------           ---------

Reorganization items                                               771,281
                                              --------            --------           ---------

Net income (loss)                             $      0            $728,545           $(109,840)
                                              ========            ========           =========


                             See accompanying notes                            3

                                MORO CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     Reorganized                 Predecessor Company
                                                       Company            Four Months           Six Months
                                                  Two Months Ended            Ended               Ended
                                                    June 30, 1999        April 30, 1999       June 30, 1998
                                                  ----------------      ----------------      --------------
Cash flows from operating activities:
   Net income (loss)                                                        $ 728,545           $(465,640)
   Adjustments to reconcile net loss:
      Write off non-productive assets                                                              28,000
   Changes in assets and liabilities:
      (Increase) decrease in other assets                                    (103,627)             15,803
      Increase (decrease) in accounts
        payable and accrued expenses                                         (915,421)             40,385
                                                       --------             ---------           ---------
Net cash used in operating activities                                        (290,503)           (381,452)
                                                       --------             ---------           ---------
Cash flows from financing activities:
   Borrowing under line of credit                                                                  42,000
   Loan payable from employee                                                                       6,000
   Note payable                                                                                    50,000
   Proceeds from issuance of
     common stock -- new                                                       50,000
                                                       --------             ---------           ---------
Net cash provided by financing activities                                      50,000              98,000
                                                       --------             ---------           ---------

Net decrease in cash                                                         (231,679)           (283,452)

Cash at beginning of period                                                   231,679             284,000
                                                       --------             ---------           ---------

Cash at end of period                                  $      0             $       0           $     548
                                                       ========             =========           =========

                            See accompanying notes                             4

                                MORO CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998
                                   (Unaudited)

1. The Company and basis of presentation:

         Moro Corporation, formerly Food Court Entertainment Network, Inc. (the "Company"), is a Delaware corporation, which was incorporated on February 12, 1992. The Company changed its name on June 7, 1999. The Company's plan was to establish a national television network to broadcast a high quality television program called Cafe USA, specifically to large, enclosed shopping mall food courts across the United States. The Company's activities have consisted primarily of designing, developing and producing its Cafe USA programming, establishing contacts and entering into agreements with potential advertisers and mall operators, producing and evaluating market tests of its programming, developing a system for delivery of programming into mall food courts, engaging management, employees and consultants for operations, including marketing, installing and operating Cafe USA in various mall food courts.

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

                                MORO CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1999 AND 1998
                                   (Unaudited)


2. Financial statement presentation (continued):

         Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commissions and, therefore, do not include all disclosures required by generally accepted accounting principles.

         The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year.

         These financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

         Due to the Restructuring and implementation of Fresh Start Reporting, Condensed Consolidated Financial Statements for the new Reorganized Company (period starting April 30, 1999) are not comparable to those of the Predecessor Company. For financial reporting purposes, the effective date of the bankruptcy is considered to be the close of business on April 30, 1999.

         Loss per share of common stock:

         Net loss per share of common stock is based on the weighted average number of shares outstanding during the period.

         The weighted average number of common shares outstanding and net income
         (loss) per common share for periods prior to April 30, 1999 have not been presented because, due to the restructuring and implementation of Fresh Start Reporting, they are not comparable to subsequent periods.

3. Recent developments:

         On May 3, 1999 (the "Confirmation Date"), the U.S. Bankruptcy Court confirmed the Company's Plan of Reorganization (the "Reorganization"), and the Company emerged from bankruptcy. Pursuant to the Reorganization, on such date certain indebtedness of the Company was canceled in exchange for cash and new equity interests.

         Holders of the Company's shares before the confirmation of reorganization will receive 10% of the shares in the emerging entity.

         The Company's creditors received all of the Company's net cash assets, 5% of the Company stock in the emerging entity, plus a total of $50,000 cash payable plus interest of 5% in May 2000.

                                MORO CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1999 AND 1998
                                   (Unaudited)

4. Fresh start reporting:

         As of April 30, 1999, the Company adopted Fresh Start Reporting in accordance with the American Institute of Certified Public Accountant's Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code", ("SOP 90-7"). Fresh Start Reporting resulted in material changes to the Condensed Consolidated Balance Sheet, including valuation of assets, intangible assets (including goodwill) and liabilities at fair market value and valuation of equity based on the appraised reorganization value of the ongoing business.

         The Reorganization and the adoption of Fresh Start Reporting resulted in the following adjustments to the Company's Condensed Consolidated Balance Sheet for the period ended April 30, 1999:

                                           Predecessor          Reorganization and        Reorganized
                                            Company           Fresh Start Adjustments       Company
                                         April 30, 1999        Debit          Credit     April 30, 1999
                                         --------------      --------       --------     --------------
         Cash and equivalents               $187,851         $ 50,000       $237,851
         Prepaid taxes                         5,197                                        $  5,197
                                            --------         --------       --------        --------
                                             193,048           50,000        237,851           5,197
                                            --------         --------       --------        --------


         Reorganization value in excess
          of identifiable assets                              103,628                        103,628
                                            --------         --------       --------        --------

                                            $193,048         $153,628       $237,851        $108,825
                                            ========         ========       ========        ========

         Accounts payable                   $142,170         $142,170
         Accrued payroll                      70,000           70,000
         Other accrued expense               308,035          258,035                       $ 50,000
         Due to former employee              240,000          240,000
         Obligation under employment
          contract                           204,124          204,124
                                            ---------        --------                       --------
                                             964,329          914,329                         50,000
                                            ---------        --------                       --------
         Common stock -- net                                                $ 58,825          58,825
         Net (liabilities in liquidation)   (771,281)                        771,281
                                            --------         --------       --------        --------

                                            $193,048         $914,329       $830,106        $108,825
                                            ========         ========       ========        ========

                                MORO CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1999 AND 1998
                                   (Unaudited)


5. Reorganization items:

         In accordance with SOP 90-7, expenses resulting from the Chapter 11 reorganization should be reported separately as reorganization items in the Condensed Consolidated Statements of Operations.

6. Legal proceedings:

         The Company is not a party to any pending legal proceedings.

Item 2. Management's Discussion and Analysis or Plan of Operation.

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

Item 2. Changes In Securities.

     Prior to the confirmation of the Plan, the Company had issued and outstanding 13,652,082 shares of Series A Common Stock and 379,605 shares of Series B Common Stock as well as certain options and warrants to purchase Common Stock. The Plan provided that all of the equity securities of the Company outstanding prior to confirmation of the Plan were cancelled and the stock of the Company following confirmation of the Plan would be issued as follows: 85% to David and Jacqueline Menard; 10% to the Company's former shareholders; and 5% to the Company's unsecured creditors.

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
--------------
**--Filed herewith.

(b) On June 7, 1999, the Company filed a Report on Form 8-K reporting events under Items 3. and 4.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             MORO CORPORATION

Date: October 4, 1999                        By: /s/ David W. Menard
                                                 ------------------------------
                                                 David W. Menard,
                                                 President