Form 10QSB
period 1999-09-30
MORO CORP
filed 1999-11-15
CIK 940800

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              [X] QUARTERLY REPORT
                                       OR
                             [_] TRANSITION REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1999
                        Commission file number: 000-26828

                                ---------------

                                MORO CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                                ---------------

             Delaware                                 51-0338736
  ------------------------------         ------------------------------------
   (State or other jurisdiction          (I.R.S. Employer Identification No.)
  Incorporation of organization)


                             Bala Pointe, Suite 240
                           111 Presidential Boulevard
                         Bala Cynwyd, Pennsylvania 19004
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                                 (610) 667-9050
               ---------------------------------------------------
              (Registrant's telephone number, including area code)


                              220 East 42nd Street
                               New York, NY 10017
                                 (212) 983-4500
                              --------------------
                                (Former address)


                                 Former Company:
          Former conformed name: Food Court Entertainment Network, Inc.
                        Date of name change: June 9, 1999


Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                  YES X     NO
                                     ---      ---

  As of September 30, 1999, 5,000,000 shares of common stock were outstanding.

                                MORO CORPORATION
                                 BALANCE SHEETS
                                   (Unaudited)



                                                               Reorganized          Predecessor
                                                                 Company              Company
                                                               September 30,        December 31,
                                                                   1999                 1998
                                                              --------------        ------------
                                                               (Unaudited)
                                     ASSETS
Current assets:
    Cash and cash equivalents                                                         $231,679
    Prepaid taxes                                                $  5,197                5,197
                                                                 --------             --------
       Total current assets                                         5,197              236,876
                                                                 --------             --------
Reorganization value in excess of amounts
  allocable to identifiable assets                                103,628
                                                                 --------             --------
                                                                 $108,825             $236,876
                                                                 ========             ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                  $142,170
    Accrued payroll                                                                     70,000
    Other accrued expenses                                       $ 50,000              309,128
    Due to former employee                                                             240,000
    Obligation under employment contract                                               204,123
                                                                 --------             --------
                                                                   50,000              965,421
                                                                 --------             --------
Stockholders' equity:
    Common stock                                                   58,825
    Net (liabilities in liquidation)                                                  (728,545)
                                                                 --------             --------
                                                                 $108,825             $236,876
                                                                 ========             ========

                        See notes to financial statements

                     FOOD COURT ENTERTAINMENT NETWORK, INC.
                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                           Three Months Ended
                                                              September 30,
                                                         ---------------------
                                                           1999         1998
                                                         -------      --------
Advertising revenue                                      $     0      $      0
                                                         -------      --------
Operating expenses:
   Sales and marketing
   Programming
   Network costs
   General and administrative expenses                                 (23,270)
                                                         -------      --------
                                                                       (23,270)
                                                         -------      --------
Operating income (loss)                                                 23,270

Other (income) expense:
   Interest net                                                         (1,158)
                                                         -------      --------
Net income (loss)                                        $     0      $ 24,428
                                                         =======      ========


                        See notes to financial statements

                                MORO CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                            Reorganized Company                Predecessor Company
                                            -------------------     ---------------------------------------
                                            Five Months Ended       Four Months Ended    Nine Months Ended
                                            September 30, 1999        April 30, 1999     September 30, 1998
                                            -------------------     -----------------    ------------------
Advertising revenue                              $      0               $      0             $       0
                                                 --------               --------             ---------
Operating expenses:
   Sales and marketing                                                                           1,031
   Programming                                                                                  16,366
   Network costs                                                                                57,508
   General and administrative expense                                     42,736               333,512
                                                 --------               --------             ---------
                                                        0                 42,736               408,417
                                                 --------               --------             ---------
Operating loss                                                                                (408,417)

Other (income) expense:
   Interest (net)                                                                                4,795
                                                 --------               --------             ---------
Net loss before reorganization items                    0                (42,736)             (413,212)
                                                 --------               --------             ---------
Reorganization items                                                     771,281
                                                 --------               --------             ---------
Net income (loss)                                $      0               $728,545             $(413,212)
                                                 ========               ========             =========

                        See notes fo finanial statements
                                                                               4

                                MORO CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                 Reorganized Company                Predecessor Company
                                                 -------------------     ---------------------------------------
                                                 Five Months Ended       Four Months Ended    Nine Months Ended
                                                 September 30, 1999        April 30, 1999     September 30, 1998
                                                 -------------------     -----------------    ------------------
Cash flows from operating activities:
   Net income (loss)                                                         $ 728,545           $(413,212)
   Changes in assets and liabilities:
      (Increase) decrease in other assets                                     (103,628)             15,803
      Increase (decrease) in accounts
        payable and accrued expenses                                          (915,421)            (67,897)
                                                       --------              ---------           ---------
Net cash used in operating activities                                         (290,504)           (465,306)
                                                       --------              ---------           ---------
Net cash provided by investing activities:
   Sale of property and equipment                                                                  195,000
                                                                                                 ---------
Cash flows from financing activities:
   Loan payable from employee                                                                        6,000
   Proceeds from issuance of
     common stock -- new                                                        58,825
                                                       --------              ---------           ---------
Net cash provided by financing activities                                       58,825               6,000
                                                       --------              ---------           ---------
Net decrease in cash                                                          (231,679)           (264,306)

Cash at beginning of period                                                    231,679             284,000
                                                       --------              ---------           ---------
Cash at end of period                                  $      0              $       0           $  19,694
                                                       ========              =========           =========

Supplemental disclosure of cash flow information:
   Cash paid for interest                                                                        $   1,266
                                                                                                 =========

                        See notes to financial statements
                                                                               5

                                MORO CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

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

                                MORO CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

2.   Financial statement presentation (continued):

     Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commissions and, therefore, do not include all disclosures required by generally accepted accounting principles.

     The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

                                MORO CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

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

     The Reorganization and the adoption of Fresh Start Reporting resulted in the following adjustments to the Company's Condensed Consolidated Balance Sheet for the period ended April 30, 1999:

                                       Predecessor          Reorganization and        Reorganized
                                        Company           Fresh Start Adjustments       Company
                                     --------------      ------------------------    --------------
                                     April 30, 1999        Debit          Credit     April 30, 1999
                                     --------------      --------        --------     --------------
     Cash and equivalents               $187,851         $ 50,000        $237,851
     Prepaid taxes                         5,197                                         $  5,197
                                        --------         --------        --------        --------
                                         193,048           50,000         237,851           5,197
                                        --------         --------        --------        --------
     Reorganization value in excess
        of identifiable assets                            103,628                         103,628
                                        --------         --------        --------        --------
                                        $193,048         $153,628        $237,851        $108,825
                                        ========         ========        ========        ========
     Accounts payable                   $142,170         $142,170
     Accrued payroll                      70,000           70,000
     Other accrued expense               308,035          258,035                        $ 50,000
     Due to former employee              240,000          240,000
     Obligation under employment
        contract                         204,124          204,124
                                        --------         --------                        --------
                                         964,329          914,329                          50,000
                                        --------         --------                        --------
     Common stock -- net                                                 $ 58,825          58,825
     Net (liabilities in liquidation)   (771,281)                         771,281
                                        --------         --------        --------        --------
                                        $193,048         $914,329        $830,106        $108,825
                                        ========         ========        ========        ========

                                MORO CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

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
--------------
**--Filed herewith.

(b) During the period covered by this Form 10-QSB, the Company did not file any Reports on Form 8-K.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             MORO CORPORATION

Date: November 15, 1999                      By: /s/ David W. Menard
                                                 ------------------------------
                                                 David W. Menard,
                                                 President