Form 10-K
period 1999-12-31
MORO CORP
filed 2000-04-14
CIK 940800

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Fiscal Year ended December 31, 1999.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ________ to ________.

Commission file number: 0-26828

                                MORO CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

              Delaware                                      51-0338736
     ----------------------------                       -------------------
     (State or other jurisdiction                        (I.R.S. Employer
          of organization)                              Identification No.)

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

                          Common Stock, Par Value $.001
                          -----------------------------
                              (Title of each Class)

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

As of April 12, 2000, the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock was $0.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports to be filed by
Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by the court. Yes [X] No [ ].

As of April 12, 2000, the number of shares outstanding of each class of common equity was 5,600,000 shares of Common Stock, par value $.001.

PART I

Item 1. Description of Business

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

     On June 7, 1999, the Company changed its name from Food Court Entertainment Network, Inc. to Moro Corporation.

     Following its emergence from bankruptcy, the Company has engaged in the identification, evaluation and investigation of prospective business opportunities. On March 31, 2000, the Company acquired substantially all of the operating assets and inventories of J.M. Ahle Co., Inc., a distributor of reinforcing steel to the construction industry. The Company intends to expand the business of J.M. Ahle Co., Inc., and to continue to investigate and, if appropriate, pursue other potential business acquisitions. Management presently has no other specific additional businesses in mind for potential acquisition.

     At the close of business on March 31, 2000, the Company, through its newly formed subsidiary, Moro Acquisition Corp. ("MAC"), purchased substantially all of the operating assets and inventories of J.M. Ahle Co., Inc., a New Jersey corporation ("Ahle"). Ahle is a distributor of reinforcing steel to contractors and subcontractors for use in the construction of highways, airports, bridges, treatment facilities, schools, public facilities, industrial and commercial buildings, and other structures. The Company, through its subsidiary MAC, intends to continue the business of Ahle under the name J.M. Ahle Co., Inc.

     As part of the transaction, MAC assumed substantially all of the known operating liabilities of Ahle. In addition, MAC acquired the assets of Ahle for their net book value plus $100,000, all as set forth in the Asset Purchase Agreement. At the time of the closing, the purchase price paid by MAC to Ahle was estimated by the parties to be $1,570,000. The final purchase price will be determined by the parties following the preparation of the closing balance sheet of Ahle.

     For calendar year 1999, Ahle reported unaudited sales and operating income before taxes of approximately $8,000,000 and $540,000, respectively.

     An amount equal to $250,000 of the purchase price is to be paid pursuant to two promissory notes of MAC, each of which were guaranteed by David W. Menard and his wife. The first note is in the amount of $150,000, is due in full on March 31, 2001, and bears interest at 8% per annum. The second note is in the amount of $100,000, does not bear interest, and is payable in 12 equal quarterly installments commencing on April 1, 2001 with the final installment due on January 1, 2004. The remainder of the purchase price was funded by the Company's cash resources and a line of credit made available to MAC from Sovereign Bank of Wyomissing, Pennsylvania, in the amount of up to $1,250,000, a term loan of $125,000 from Sovereign Bank to MAC, and a subordinated loan from David W. Menard and his wife to MAC in the amount of $300,000.

     In connection with this transaction, David W. Menard and his wife, the Company's principal stockholder, contributed $205,750 of cash as additional paid-in-capital and in connection therewith no additional shares of Common Stock were issued. In addition, 571,429 shares of Common Stock were sold by the Company in a private placement at $.35 per share resulting in total proceeds of $200,000.

     Any financial statements required to be filed in connection with the acquisition of Ahle pursuant to Item 7 of Form 8-K will be filed not later than sixty days after the date of this filing.

Employees

     As of December 31, 1999, the Company did not have any employees. As of the close of business on March 31, 2000, the Company had 17 employees, all employed by MAC on a full time basis.

Item 2. Description of Property.

     Following the confirmation of the Plan, the Company has been headquartered at the offices of Colmen Menard Company, Inc. ("Colmen Menard") at 111 Presidential Boulevard, Suite 240, Bala Cynwyd, Pennsylvania 19004, telephone 610-667-9050, fax 610-667- 9915. Colmen Menard, which is owned by the David Menard, has agreed to provide, for the foreseeable future, offices, facilities and secretarial and administrative services without cost to the Company.

     The Company's subsidiary, MAC, operates from an approximately 2,000 square foot leased warehouse facility and contiguous 3 acre yard site located at Foot of Herman Street, South River, New Jersey. The lease provides for a rental payment of $3764 per month and expires on May 1, 2001.

Item 3. Legal Proceedings.

     Following the confirmation of the Plan, all existing litigation involving the Company was discharged, and the Company is not currently involved in any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

     Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

     The authorized capital stock of the Company consists of 25,000,000 shares of Common Stock, par value $.001 per share, and 5,000,000 shares of preferred stock, par value $.001 per share (the "Preferred Stock"). In view of the Company's present financial status and contemplated financial requirements, the payment of dividends in the foreseeable future is highly unlikely. No current public trading market for the shares of Common Stock exists. The extent of the market for the shares and the prices at which the shares may trade cannot be predicted.

     On March 31, 2000, the Company sold 571,429 shares of Common Stock at $.35 per share for an aggregate of $200,000 to four accredited investors and issued 28,571 shares at $.35 per share in exchange for legal services rendered to the Company. The shares were issued pursuant to the exemption from registration set forth in Section 4(2) and Rule 506 promulgated under the Act, and constitute restricted securities as such term is defined under Rule 144 promulgated under the Act.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Plan of Operations

     The Company engages in the identification, evaluation and investigation of prospective business opportunities, and if believed warranted, to acquire such businesses. On March 31, 2000, the Company acquired substantially all of the operating assets of J.M. Ahle Co., Inc. ("Ahle"), a distributor of reinforcing steel to the construction industry. The Company intends to expand the business of Ahle and to continue to investigate and, if appropriate, pursue other potential business acquisitions. Management presently has no other specific additional businesses in mind for potential acquisition.

Liquidity and Capital Resources

     The Company's sole officer and director, David W. Menard, intends, for the foreseeable future, to advance to the Company such funds as are necessary for the Company to comply with its reporting requirements under any applicable federal and state securities laws, and to file all required federal, state and local tax returns. Mr. Menard estimates that these expenses will aggregate approximately $50,000 during the first year. It is anticipated that such advances will be accrued as a liability of the Company to Mr. Menard unless otherwise determined between the Company and Mr. Menard. Mr. Menard may, however, discontinue such advances at any time in his sole discretion.

     The Company financed the purchase of Ahle in March 2000 through a combination of bank financing, loans and capital contributions from its principal stockholder, and sales of equity securities of the Company. The Company intends to finance the operations of Ahle through use of the bank line of credit as well as from funds generated by the operations of Ahle.

Item 7. Financial Statements.

                                                                           Page
                                                                           ----
Report of Independent Auditors                                              F-1

Balance Sheets                                                              F-2

Statement of Operations                                                     F-3

Statement of Stockholders' Equity                                           F-4

Statement of Cash Flows                                                     F-5

Notes to Financial Statements                                               F-6

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     Effective June 14, 1999, the Company retained Schiffman Hughes Brown, P.C., CPA's, 790 Penllyn Pike, Suite 302, Blue Bell, Pennsylvania 19422 to audit the Company's 1998 financial statements. The Company's management determined that an accounting firm located in close proximity to the Company's new location could perform the audit more efficiently. On January 1, 2000 Schiffman Hughes Brown, P.C. merged its practice with Larson Allen Weishair & Co., LLP.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons

     Effective as of the confirmation of the Plan, David W. Menard became the sole director and officer of the Company. With his spouse, Mr. Menard was as of December 31, 1999 the owner of 85% of the outstanding shares of the Company's Common Stock. In the future, it is possible that additional directors and officers will be selected.

     David W. Menard is founder, principal shareholder, President and CEO of Colmen Menard Company, a private investment banking firm founded in 1993, that provides merger and acquisition, corporate finance and business advisory services. David W. Menard was co- founder, President and a fifty percent shareholder of a predecessor affiliate founded in 1983. During the past fifteen years, David W. Menard has managed and overseen, in the role of an intermediary, over one hundred merger and acquisition transactions.

     Prior to 1983, David W. Menard was employed, chronologically, in a variety of primarily accounting, financial and general management positions with Price Waterhouse (accounting/management consulting), WR Grace & Co. (controllership/ planning/acquisitions), First Jersey National Corporation now part of Fleet Financial Group (Vice President-Finance and CFO), and IU International Corporation (Vice President and CFO of Gotaas-Larsen Shipping Corporation/Corporate Vice President of Audit Services).

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     As of December 31, 1999, the shares of Common Stock of the Company were owned of record by approximately 500 persons.

     The following table sets forth information regarding beneficial ownership of Common Stock by all persons known to the Company to have owned more than 5% of the outstanding shares of Common Stock on December 31, 1999, and the Common Stock beneficially owned by the sole director and officer of the Company as of such date.

                                                               Percentage of
     Name and Address                Number of Shares        Outstanding Shares
     ----------------                ----------------        ------------------
     David W. &                          4,250,000                  85%
     Jacqueline J. Menard
     Suite 240
     111 Presidential Boulevard
     Bala Cynwyd, PA 19004

Item 12. Certain Relationships and Related Transactions.

     On March 31, 2000, and as part of the purchase of Ahle by the Company, David W. Menard and his wife loaned MAC the sum of $300,000. The loan bears interest at nine percent per annum payable on a monthly basis, in arrears, with the principal payable in four equal consecutive annual installments of $75,000 with the first such installment due on April 1, 2002. The payment by MAC of the principal and interest thereunder is subordinated to the payment of all indebtedness due by MAC to Sovereign Bank. On March 31, 2000, the Menards borrowed the sum of $300,000 from Sovereign Bank on substantially the same terms and conditions as exist in connection with the loan made to MAC by the Menards in the identical principal amount. The Company and MAC have guaranteed repayment of the loan to the Menards from Sovereign Bank.

Item 13. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

      Number                     Title
      ------                     -----
         2.1 First Modified Chapter 11 Plan of Reorganization (with attached Disclosure Statement and Supplemental Disclosure Statement) incorporated by reference from Exhibit 2.1 to Form 10-KSB for the year ended December 31, 1997)

         3.1 Amended And Restated Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to Form 10-KSB for the year ended December 31, 1997)

         3.1.1 Certificate of Amendment, filed June 7, 1999, to the Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 of the Report on Form 8-K filed on June 16, 1999)

         3.2 By-laws of the Company (incorporated by reference from Exhibit 3.2 to Amendment No. 1 to Registration Statement on Form SB-2 (File No. 33-91054))

      **10.1 Asset Purchase Agreement dated March 29, 2000 between Moro Acquisition Corp., David W. Menard and Jacqueline J. Menard, J.M. Ahle Co., Inc., James M. Ahle, Raymond J. Donovan, and Ronald A. Schiavone, as trustee of the Ronald A. Schiavone Living Trust u/t/a/d June 21, 1991, and Ronald A. Schiavone, individually

      **10.2 Loan And Security Agreement dated March 31, 2000, by and between Sovereign Bank, Moro Acquisition Corp. and David W. and Jacqueline J. Menard

      **10.3 Subordinated Term Note dated March 31, 2000 by Moro Acquistion Corp., as maker, in favor of David W. Menard and Jacqueline J. Menard, as payee, in the principal amount of $300,000

      **10.4 Surety Agreement dated March 31, 2000 by Moro Corporation in favor of Sovereign Bank

      **10.5        Acquisition Term Note dated March 31, 2000 by David W.
                    Menard and Jacqueline J. Menard, as maker, in favor of Sovereign Bank, as payee, in the principal amount of $300,000

      **27.1        Financial Data Schedule (Electronic Filing Only)

--------------

**Filed herewith.

     (b)  Reports on Form 8-K

        None.

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors and Stockholders
Moro Corporation
Bala Cynwyd, Pennsylvania


We have audited the accompanying balance sheet of Moro Corporation as of December 31, 1999, and the related statements of operations and stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Moro Corporation as of December 31, 1998 were audited by Schiffman Hughes Brown, PC (whose practice became a part of Larson, Allen, Weishair & Co., LLP effective January 1, 2000) whose report dated June 14, 1999, on those statements included an explanatory paragraph that described the Company's agreement to sell substantially all of its assets and cease operations, discussed in Note 1 to the financial statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Moro Corporation as of December 31, 1999 and the results of its operations and its cash flows for the twelve months ended December 31, 1999 in conformity with generally accepted accounting principles.

As more fully described in Note 3 to the financial statements, effective May 3, 1999 the Company emerged from protection under Chapter 11 of the U.S. Bankruptcy Code pursuant to a Reorganization Plan which was confirmed by the Bankruptcy Court. In accordance with AICPA Statement of Position 90-7, the Company adopted "Fresh Start Reporting" whereby its assets, liabilities and new capital structure were adjusted to reflect estimated fair values as of April 30, 1999. As a result, the financial statements for the periods subsequent to April 30, 1999 reflect the Successor Company's new basis of accounting and are not comparable to the Predecessor Company's pre-reorganization consolidated financial statements.


                                            LARSON, ALLEN WEISHAIR & CO., LLP

Blue Bell, Pennsylvania
March 23, 2000

                                MORO CORPORATION

                                 BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998


                                                                  Reorganized       Predecessor
                                                                    Company           Company
                                                                     1999              1998
                                                                  -----------       -----------
                                     ASSETS
Current assets:
    Cash and cash equivalents                                      $                 $ 231,679
    Prepaid taxes                                                                        5,197
                                                                   ---------         ---------
       Total current assets                                        $      --         $ 236,876
                                                                   =========         =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Note payable                                                   $  50,000         $
    Accounts payable                                                                   142,170
    Accrued payroll                                                                     70,000
    Other accrued expenses                                             1,674           309,128
    Due to former employee                                                             240,000
    Obligation under employment contract                                               204,123
                                                                   ---------         ---------
       Total current liabilities                                      51,674           965,421
                                                                   ---------         ---------
Stockholders' deficit:
    Common stock, $.001 par value; authorized
      25,000,000 shares; issued and outstanding
      5,000,000 shares in 1999                                        58,825
    Net liabilities in liquidation                                                    (728,545)
    Accumulated deficit (from May 1, 1999)                          (110,499)
                                                                   ---------         ---------
                                                                     (51,674)         (728,545)
                                                                   ---------         ---------
                                                                   $      --         $ 236,876
                                                                   =========         =========

                                MORO CORPORATION

                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                        Reorganized Company                Predecessor Company
                                        -------------------       -------------------------------------
                                            Eight Months           Four Months
                                              Ended                   Ended              Year Ended
                                         December 31, 1999        April 30, 1999      December 31, 1998
                                        -------------------       --------------     ------------------
Operating expenses:
     Sales and marketing                     $                       $                   $  1,032
     Programming                                                                            16,366
     Network costs                                                                          57,508
     Amortization of
      reorganization asset                     103,628
     General and administrative expense          5,197                 42,736              315,844
                                             ---------               --------            ---------
                                               108,825                 42,736              390,750
                                             ---------               --------            ---------
Operating loss                                (108,825)               (42,736)            (390,750)

Other expense:
     Interest                                    1,674                                       4,795
                                             ---------               --------            ---------
Net loss before reorganization items          (110,499)               (42,736)            (395,545)
                                             ---------               --------            ---------
Reorganization items                                                  771,281
                                             ---------               --------
Net income (loss)                            $(110,499)              $728,545            $(395,545)
                                             =========               ========            ==========

                                MORO CORPORATION

                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                              Net Assets        Common      Accumulated
                                                            in Liquidation      Stock         Deficit            Total
                                                            --------------      ------      -----------       -----------
Predecessor Company, beginning                                $ 1,579,455       $             $               $ 1,579,455

Write-down of fixed assets to estimated realizable value       (2,045,000)                                     (2,045,000)

Accrual of obligation under employment contract                  (263,000)                                       (263,000)
                                                              -----------                                     -----------

Net liabilities in liquidation - Predecessor Company
  December 31, 1998                                              (728,545)                                       (728,545)

Net loss for four months - Predecessor Company                    (42,736)                                        (42,736)

Reorganization                                                    771,281                                         771,281

New stock issuance                                                               58,825                            58,825

Net loss for eight months - Reorganized  Company                                               (110,499)         (110,499)
                                                              -----------       -------       ---------       -----------
Balance at December 31, 1999 - Reorganized Company            $        --       $58,825       $(110,499)      $   (51,674)
                                                              ===========       =======       =========       ===========

                                MORO CORPORATION

                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                   Reorganized Company              Predecessor Company
                                                   -------------------     ------------------------------------
                                                      Eight Months          Four  Months
                                                         Ended                  Ended            Year Ended
                                                    December 31, 1999      April 30, 1999     December 31, 1998
                                                   -------------------     --------------     -----------------
Cash flows from operating activities:
   Net income (loss)                                   $(110,499)             $ 728,545          $(395,545)
   Adjustments to reconcile net income (loss)
     to net cash used by operating activities:
   Amortization                                          103,628
   Changes in assets and liabilities:
      Decrease in prepaid taxes                            5,197
      (Increase) decrease in other assets                                      (103,628)            15,803
      Increase (decrease) in accounts
        payable and accrued expenses                       1,674               (915,421)           (94,579)
                                                       ---------              ---------          ---------
Net cash used in operating activities                         --               (290,504)          (474,321)
                                                       ---------              ---------          --------
Net cash provided by investing activities:
   Sale of property and equipment                                                                  422,000
                                                                                                 ---------
Cash flows from financing activities:
   Loan payable from employee
   Proceeds from issuance of
     common stock - new                                       --                 58,825                 --
                                                       ---------              ---------          ---------
Net cash provided by financing activities                     --                 58,825                 --
                                                       ---------              ---------          ---------
Net decrease in cash                                                           (231,679)           (52,321)

Cash at beginning of period                                   --                231,679            284,000
                                                       ---------              ---------          ---------
Cash at end of period                                  $      --              $      --          $ 231,679
                                                       =========              =========          =========
Supplemental disclosure of cash flow information:
   Cash paid for interest                                                                        $   1,266
                                                                                                 =========

                                MORO CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

Note 1    The Company and basis of presentation:

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

          The Company, which had been a development stage company, was unable to market its Cafe USA network to advertisers, incurred substantial losses and was unable to obtain additional financing. Accordingly, the Company, while maintaining the operation of its Cafe USA network in twenty malls and continuing to supply updated programming to the malls each week, sought a purchaser for its assets. In July 1998, the assets and operating leases were sold to Prime Spot Media U.S.A. for $422,000. In connection therewith, the Company has written down the carrying value of its assets subject to the sales agreement to their selling price and has also written off certain other assets and has accrued a liability for an obligation under an existing employment agreement. As a result of the foregoing, the Company has no active business operations.

          On June 24, 1998, the Board of Directors adopted a resolution that the corporation file a petition for relief under Chapter 11 of Title II of the United States Code (the Bankruptcy Code). The voluntary petition was subsequently filed on August 13, 1998.

Note 2    Financial statement presentation:

          Fresh start reporting:

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

                                MORO CORPORATION

                           DECEMBER 31, 1999 AND 1998

Note 2    Financial statement presentation (continued):

          Amortization:

          Costs associated with reorganization were fully amortized in the period incurred.

          Recent accounting pronouncement:

          In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, which is effective, as amended, for all quarters in fiscal years beginning after June 15, 2000, establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. As the Company does not currently engage in derivative or hedging activities, the adoption of this standard is not expected to have a significant impact on the Company's financial statements.

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

Note 3    Recent developments:

          On May 3, 1999 (the "Confirmation Date"), the U.S. Bankruptcy Court confirmed the Company's Plan of Reorganization (the "Reorganization"), and the Company emerged from bankruptcy. Pursuant to the Reorganization, on such date certain indebtedness of the Company was canceled in exchange for cash and new equity interests.

          Holders of the Company's shares before the confirmation of reorganization received 10% of the shares in the emerging entity.

          The Company's creditors received all of the Company's net cash assets, 5% of the Company stock in the emerging entity, plus a total of $50,000 cash payable plus interest of 5% in May 2000.

                                MORO CORPORATION

                           DECEMBER 31, 1999 AND 1998

Note 4    Fresh start reporting:

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

          The Reorganization and the adoption of Fresh Start Reporting resulted in the following adjustments to the Company's Condensed Consolidated Balance Sheet for the period ended April 30, 1999:


                                                 Predecessor          Reorganization and          Reorganized
                                                   Company          Fresh Start Adjustments         Company
                                               --------------       ------------------------     --------------
                                               April 30, 1999         Debit          Credit      April 30, 1999
                                               --------------       --------        --------     --------------
          Cash and equivalents                    $ 187,851         $ 50,000        $237,851
          Prepaid taxes                               5,197                                         $  5,197
                                                  ---------         --------        --------        --------
                                                    193,048           50,000         237,851           5,197
                                                  ---------         --------        --------        --------
          Reorganization value in excess
          of identifiable assets                                     103,628                         103,628
                                                  ---------        ---------        --------        --------
                                                  $ 193,048         $153,628        $237,851        $108,825
                                                  =========         ========        ========        ========
          Accounts payable                        $ 142,170         $142,170
          Accrued payroll                            70,000           70,000
          Other accrued expense                     308,035          258,035                        $ 50,000
          Due to former employee                    240,000          240,000
          Obligation under employment contract      204,124          204,124
                                                  ---------         --------
                                                    964,329          914,329                          50,000
                                                  ---------         --------                        --------
          Common stock - net                                                        $ 58,825          58,825
          Net (liabilities in liquidation)         (771,281)                         771,281
                                                  ---------         --------        --------        --------
                                                  $ 193,048         $914,329        $830,106        $108,825
                                                  =========         ========        ========        ========

Note 5    Reorganization items:

          In accordance with SOP 90-7, expenses resulting from the Chapter 11 reorganization should be reported separately as reorganization items in the Condensed Consolidated Statements of Operations.

                                MORO CORPORATION

                           DECEMBER 31, 1999 AND 1998

Note 6    Legal proceedings:

          The Company is not a party to any pending legal proceedings.

Note 7    Capital stock:

          The total number of shares of all classes of stock which the Company has authority to issue is 30,000,000 shares, consisting of (a) twenty-five million (25,000,000) shares of Common Stock, par value $.001 per share, and (b) five million (5,000,000) shares of Preferred Stock, par value $.001 per share. The preferred stock may be issued in one or more series, and may have such voting powers, full or limited, or no voting powers, and such designations, preferences and relative, participating, optional or other special rights and qualifications, limitations, or restrictions as shall be stated in the resolution or resolutions providing for the issue thereof adopted by the Board of Directors of the Company, from time to time.

Note 8    Subsequent events:

          At the close of business on March 31, 2000, the Company, through its newly formed subsidiary, Moro Acquisition Corp. ("MAC"), purchased substantially all of the operating assets and inventories of J.M. Ahle Co., Inc., a New Jersey corporation ("Ahle"). Ahle is a distributor of reinforcing steel to contractors and subcontractors for use in the construction of highways, airports, bridges, treatment facilities, schools, public facilities, industrial and commercial buildings, and other structures. The Company, through its subsidiary MAC, intends to continue the business of Ahle under the name J.M. Ahle Co., Inc.

          As part of the transaction, MAC assumed substantially all of the known operating liabilities of Ahle. In addition, MAC acquired the assets of Ahle for their net book value plus $100,000, all as set forth in the Asset Purchase Agreement. At the time of the closing, the purchase price paid by MAC to Ahle was estimated by the parties to be $1,570,000. The final purchase price will be determined by the parties following the preparation of the closing balance sheet of Ahle.

          An amount equal to $250,000 of the purchase price is to be paid to two promissory notes of MAC. The first note is in the amount of $150,000, is due in full on March 31, 2001, and bears interest at 8% per annum. The second note is in the amount of $100,000, does not bear interest, and is payable in 12 equal quarterly installments commencing on April 1, 2001 with the final installment due on January 1, 2004. The remainder of the purchase price was funded by the Company's cash resources and a line of credit made available to MAC in the amount of up to $1,250,000, a term loan of $125,000, and a subordinated loan in the amount of $300,000.

          In connection with this transaction, the Company's principal stockholder contributed $205,750 of cash as additional paid-in-capital and in connection therewith no additional shares of Common Stock were issued.

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

    Signatures                     Title                            Date
    ----------                     -----                            ----

/s/ David W. Menard        President and Director               April 12, 2000
-------------------        (Principal Executive Officer
David W. Menard            and Principal Accounting
                           Officer)