Form 10QSB
period 2000-03-31
MORO CORP
filed 2000-05-15
CIK 940800

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                              [X] QUARTERLY REPORT
                                       OR
                              [ ] TRANSITION REPORT
                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                      For the Quarter Ended March 31, 2000
                          Commission File No. 000-26828

                            -----------------------

                                MORO CORPORATION
             (Exact name of registrant as specified in its charter)

                            -----------------------



            Delaware                                     51-0338736
(State or other jurisdiction of                       (I.R.S. Employer
 Incorporation or organization)                      Identification No.)


                             Bala Pointe, Suite 240
                           111 Presidential Boulevard
                         Bala Cynwyd, Pennsylvania 19004
               (Address of Principal Executive Offices)(Zip Code)

                                 (610) 667-9050
              (Registrant's telephone number, including area code)

     Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                                    YES X    NO
                                       ---      ---

    As of March 31, 2000, 5,600,000 shares of common stock were outstanding.

                                MORO CORPORATION
                                 BALANCE SHEETS

                               ASSETS


                                                                    March 31,      December 31,
                                                                      2000            1999
                                                                   -----------      ---------
                                                                   (Unaudited)
Current assets:
    Cash and cash equivalents                                       $405,750        $      --
                                                                    ========        =========


                 LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Note payable                                                    $ 50,000        $  50,000
    Other accrued expenses                                             2,323            1,674
                                                                    --------        ---------
          Total current assets                                        52,323           51,674
                                                                    --------        ---------
Stockholders' deficit:
    Common stock, $.001 par value; authorized 25,000,000 shares;
      issued and outstanding 5,000,0000 shares at December 31,
      1999 and 5,600,000 at March 31, 2000                            59,425           58,825
    Additional paid-in capital                                       415,150
    Accumulated deficit (from May 1, 1999)                          (121,148)        (110,499)
                                                                    --------        ---------
                                                                     353,427          (51,674)
                                                                    --------        ---------

                                                                    $405,750        $              .
                                                                    ========        =========



                       See notes to financial statements                       2

                                MORO CORPORATION
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                 Three Months Ended
                                                                     March 31,
                                                        ---------------------------------
                                                            2000                   1999
                                                        ----------             ----------
Advertising revenue                                     $        0             $        0
                                                        ----------             ----------

Operating expenses:
     General and administrative expenses                    10,000                 17,250
                                                        ----------             ----------

Operating loss                                             (10,000)               (17,250)

Other expense:
     Interest                                                  649                     --
                                                        ----------             ----------

Net loss                                                $  (10,649)            $  (17,250)
                                                        ==========

Net loss per share of common stock                      $      .00             $      .00
                                                        ==========             ==========


Weighted average shares outstanding                      5,001,644             14,667,802
                                                        ==========            ===========




                       See notes to financial statements                       3

                                MORO CORPORATION
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)


                                                                      2000             1999
                                                                    --------         --------
Cash flows from operating activities:
     Net loss                                                       $(10,649)        $(17,250)
     Adjustment to reconcile net loss to net cash
      used by operating activities:
        Common stock issued for services                              10,000
     Changes in assets and liabilities:
        Increase in accounts payable
          and accrued expenses                                           649           (1,093)
                                                                    --------         --------
Net cash used by operating activities                                      0          (18,343)
                                                                    --------         --------

Cash flows from financing activities:
     Capital contributions                                           205,750
     Proceeds from issuance of common stock                          200,000               --
                                                                    --------         --------
Net cash provided by financing activities                            405,750               --
                                                                    --------         --------

Net increase (decrease) in cash                                      405,750          (18,343)

Cash at beginning of period                                               --          231,679
                                                                    --------         --------


Cash at end of period                                               $405,750         $213,336
                                                                    ========         ========


Supplemental disclosure of cash flow information:
     Common stock issued for services                               $ 10,000
                                                                    ========

                       See notes to financial statements                       4

                                MORO CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999


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

                                MORO CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999


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
                                         ========         ========        ========         ========

                                MORO CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999



Note 4     Fresh start reporting (continued):

                                            Predecessor          Reorganization and            Reorganized
                                              Company          Fresh Start Adjustments           Company
                                           April 30, 1999        Debit          Credit       April 30, 1999
                                           --------------      --------        --------      --------------
Accounts payable                              $142,170         $142,170
Accrued payroll                                 70,000           70,000
Other accrued expense                          308,035          258,035                         $ 50,000
Due to former employee                         240,000          240,000
Obligation under employment contract           204,124          204,124
                                              --------         --------                         --------
                                               964,329          914,329                           50,000
                                              ---------        --------                         --------

Common stock - net                                                             $ 58,825           58,825
Net (liabilities in liquidation)              (771,281)                         771,281
                                              --------         --------        --------         --------

                                              $193,048         $914,329        $830,106         $108,825
                                              ========         ========        ========         ========

Note 5     Reorganization items:

           In accordance with SOP 90-7, expenses resulting from the Chapter 11 reorganization should be reported separately as reorganization items in the Condensed Consolidated Statements of Operations.

Note 6     Common stock:

           On March 31, 2000, the Company sold 571,429 shares of common stock for $.35 per share for a total of $200,000 and issued 28,571 shares at $.35 per share in exchange for legal services rendered to the Company.

           The Company's principal stockholder contributed $205,750 of cash as additional paid-in capital. No additional shares of common stock were issued in connection with this transaction.

Note 7     Subsequent events:

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

                                MORO CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999


Note 7     Subsequent events (continued):

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

Plan of Operations

     The Company engages in the identification, evaluation and investigation of prospective business opportunities, and if believed warranted, to acquire such businesses. On March 31, 2000, the Company acquired substantially all of the operating assets of J.M. Ahle Co., Inc.("Ahle"), a distributor of reinforcing steel to the construction industry. The Company intends to expand the business of Ahle and to continue to investigate and, if appropriate, pursue other potential business acquisitions. Management presently has no other specific additional businesses in mind for potential acquisition.

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

PART II- OTHER INFORMATION

Item 2. Changes in Securities

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

Item 5. Other Information.

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

                                        MORO CORPORATION

Date: May 15, 2000                      By: /s/David W. Menard
                                           -------------------------------------
                                           David W. Menard,
                                           President