Form 10QSB
period 2000-06-30
MORO CORP
filed 2000-08-09
CIK 940800

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


                       For the Quarter Ended June 30, 2000
                          Commission File No. 000-26828



                                MORO CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



         Delaware                                             51-0338736
-------------------------------                           ------------------
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

     As of June 30, 2000, 5,600,000 shares of common stock were outstanding.

                         Independent Accountants' Report


Board of Directors and Shareholders
Moro Corporation

We have reviewed the accompanying consolidated balance sheet, statement of operations, and statement of cash flow of Moro Corporation and consolidated subsidiary as of June 30, 2000, and for the three-month and six-month periods then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.





                                         LARSON, ALLEN, WEISHAIR & CO., LLP

Blue Bell, Pennsylvania
July 27, 2000

                                MORO CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                      June 30,        December 31,
                                                                       2000               1999
                                                                   -----------         ----------
                                                                   (Unaudited)
Current assets:
    Cash                                                           $   480,883
    Accounts receivable                                              1,690,732
    Inventory                                                          494,801
    Other current assets                                                11,265
                                                                    ----------
          Total current assets                                       2,677,681

Property and equipment, net                                            252,270

Deposits                                                                11,653
                                                                    ----------

                                                                    $2,941,604         $        .
                                                                    ==========         ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Line of credit                                                  $1,021,000
    Notes payable                                                      221,200         $  50,000
    Accounts payable                                                   600,196
    Accrued expenses                                                    60,348             1,674
    Income taxes payable                                                84,119                 .
                                                                    ----------         ---------
          Total current liabilities                                  1,986,863            51,674
                                                                    ----------         ---------

Long-term debt, net of current portion                                 467,411
                                                                    ----------
Stockholders' equity:
    Common stock, $.001 par value; authorized 25,000,000 shares;
      issued and outstanding 5,000,000 shares at December 31,
      1999 and 5,600,000 shares at June 30, 2000                        59,425            58,825
    Additional paid-in capital                                         415,150
    Retained earnings (accumulated deficit)                             12,755          (110,499)
                                                                    ----------         ---------
                                                                       487,330           (51,674)
                                                                    ----------        ---------

                                                                    $2,941,604         $       .
                                                                    ==========         =========


                       See notes to financial statements                       3

                                MORO CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three Months Ended                     Six Months Ended
                                                           June 30,                               June 30,
                                                -----------------------------         ----------------------------
                                                 2000              1999                2000               1999
                                                 ----              ----                ----               ----
Sales                                           $2,574,289                            $2,574,289

Cost of sales                                    1,727,934                             1,727,934
                                                ----------                            ----------

Gross profit                                       846,355                               846,355
                                                ----------                            ----------

Operating expenses:
     Selling, general and
      administrative expenses                      586,212             25,486            596,212            42,736
     Depreciation expense                            6,037                 --              6,037                --
                                                ----------         ----------         ----------        ----------
                                                   592,249             25,486            602,249            42,736
                                                 ----------         ----------         ----------        ----------

Operating income (loss)                            254,106            (25,486)           244,106           (42,736)

Other income (expense):
     Interest expense                              (36,084)                --            (36,733)               --
                                                ----------         ----------         ----------        ----------

Income (loss) before income taxes                  218,022            (25,486)           207,373           (42,736)

Provision for income taxes                          84,119                 --             84,119                --
                                                ----------         ----------         ----------        ----------

Net income (loss) before
 reorganization items                              133,903            (25,486)           123,254           (42,736)

Reorganization items                                    --            771,281                 --           771,281
                                                ----------         ----------         ----------        ----------

Net income                                      $  133,903         $  745,795         $  123,254        $  728,545
                                                ==========         ==========         ==========        ==========


Earnings per share                              $      .02                 --         $      .02                --
                                                ==========         ==========         ==========        ==========


Weighted average shares                          5,600,000                 --          5,304,972                --
                                                ==========         ==========         ==========        ==========


                       See notes to financial statements                       4

                                MORO CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Six Months Ended       Six Months Ended
                                                                   June 30, 2000          June 30, 1999
                                                                 ----------------       ----------------
Cash flows from operating activities:
  Net income (loss)                                               $   123,254             $ 728,545
  Adjustment to reconcile net income (loss)
    to net cash used by operating activities:
      Common stock issued for services                                 10,000
      Depreciation                                                      6,037
Changes in assets and liabilities:
      Increase in accounts receivable                              (1,690,732)
      Increase in inventory                                          (494,801)
      Increase in other current assets                                (11,265)             (103,627)
      Increase in deposit                                             (11,653)
      Increase (decrease) in accounts payable
        and accrued expenses                                          658,870              (915,422)
      Increase in income taxes payable                                 84,119                    --
                                                                   ----------             ---------
Net cash used by operating activities                              (1,326,171)             (290,504)
                                                                   ----------             ---------

  Cash flows from investing activities:
  Purchase of property and equipment                                 (258,307)
  Proceeds of line of credit                                        1,021,000
  Proceeds of notes payable                                           644,861                58,825
  Principal payments of notes payable                                  (6,250)                   --
                                                                   ----------             ---------
Net cash provided by investing activities                           1,401,304                58,825
                                                                   ----------             ---------

Cash flows from financing activities:
  Issuance of common stock                                            200,000
  Capital contributions                                               205,750
                                                                   ----------
Net cash provided by financing activities                             405,750
                                                                   ----------

Net increase (decrease) in cash                                       480,883              (231,679)

Cash at beginning of period                                                --               231,679
                                                                   ----------             ---------

Cash at end of period                                              $  480,883             $       0
                                                                   ==========             =========

Supplemental disclosure of non-cash financing activities:
  Common stock issued for services                                 $   10,000
                                                                   ==========


                       See notes to financial statements                       5

                                MORO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

Note 1    Description of the business:

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

          The Company's creditors received all of the Company's net cash assets, 5% of the Company stock in the emerging entity, plus a total of $50,000 cash, and a note payable of $50,000 plus interest of 5%.

                                MORO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2000 AND 1999

Note 2    Summary of significant accounting policies:

          Basis of presentations:

          The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and
          Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

          The accompanying unaudited condensed consolidated financial statements include the accounts of J.M. Ahle Co., Inc. (100% owned). See Note 3. All intercompany transactions have been eliminated in consolidation.

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

          Cash and cash equivalents:

          For purposes of reporting cash flows, the Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and certificates of deposit and commercial paper with original maturities of 90 days or less to be cash or cash equivalents.

          Accounts receivable:

          The Company provides an allowance for doubtful accounts, as needed, for accounts deemed uncollectible.

                                MORO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2000 AND 1999

Note 2    Summary of significant accounting policies (continued):

          Inventory:

          Inventory is recorded at the lower of cost or market using the first-in, first-out (FIFO) method.

          Equipment and depreciation:

          Property and equipment are carried at cost. Depreciation is calculated using the straight-line method over their estimated useful lives of seven years.

          Revenue recognition:

          Revenue from product sales is recognized upon shipment to customers. Provisions for discounts and rebates to customers, and returns and other adjustments are provided for in the same period the related sales are recorded.

          Income taxes:

          Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of balance sheet items for financial and income tax reporting. There is no difference between the basis for financial and income tax reporting, thus no deferred tax asset or liability was recorded.

Note 3    Acquisitions:

          At the close of business on March 31, 2000, the Company purchased substantially all of the operating assets of J.M. Ahle Co., Inc., a New Jersey corporation ("Ahle") for cash. Ahle is a distributor of reinforcing steel to contractors and subcontractors for use in the construction of highways, airports, bridges, treatment facilities, schools, public facilities, industrial and commercial buildings, and other structures.

          As part of the transaction, the Company assumed substantially all of the known operating liabilities of Ahle. In addition, the Company acquired the assets of Ahle for their net book value plus $100,000, all as set forth in the Asset Purchase Agreement. The purchase price paid by the Company was $1,406,212.

                                MORO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2000 AND 1999

Note 3    Acquisitions (continued):

          Condensed financial information for the Ahle operation for the three months ended June 30, 2000 and 1999 is as follows:

                                                  2000               1999
                                              ----------          ----------

           Sales                              $2,574,289          $2,427,072
           Cost of sales                       1,727,934           1,575,863
                                              ----------          ----------
           Gross profit                          846,355             851,209
           Operating expenses                    592,249             513,209
                                              ----------          ----------
           Operating income                      254,106             338,000
           Interest expense                       35,427
                                              ----------          ----------
           Income before income taxes            218,679             338,000
           Provision for income taxes             84,119             131,820
                                              -----------         ----------

           Net income                         $  134,560          $  206,180
                                              ==========          ==========

Note 4    Reorganization items:

          In accordance with SOP 90-7, expenses resulting from the Chapter 11 reorganization should be reported separately as reorganization items in the Condensed Consolidated Statements of Operations.

Note 5    Demand notes payable, bank:

          The Company has available a $1,250,000 line of credit from a bank which accrues interest at prime plus .75% (10.25% at June 30, 2000). At June 30, 2000 borrowings on the line of credit were $1,021,000. The line of credit is secured by all corporate assets.

                                MORO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2000 AND 1999


Note 6    Long-term debt:

                                                                                           2000
                                                                                         --------
          Term loan, bank, due April 1, 2005, payable in 60 equal monthly principal and interest installments at 9.00% annum. Corporate assets
          are pledged as collateral.                                                     $118,750

          Subordinate term loan, due April 1, 2005, payable in 60 monthly interest installments at 9.0% per annum. Principal payable in equal annual installments of $75,000 beginning on April 1, 2002. Collateral
          pledged is equipment.                                                           300,000

          Term loan due April 1, 2002, principal installment of $150,000 is due
          March 31, 2001 and bears interest at 8% per annum. The remainder is payable in twelve equal quarterly installments beginning April 1, 2001
          and ending April 1, 2004 and bears interest at 8% per annum.                    219,861

          Note payable, creditors, principal and interest at 5% per annum due
          May 2000.                                                                        50,000
                                                                                         --------
                                                                                          688,611
          Less: current portion                                                           221,200
                                                                                         --------

                                                                                         $467,411
                                                                                         ========

Maturities of long-term debt are as follows:

                   2000                                $221,200
                   2001                                  46,475
                   2002                                 125,868
                   2003                                 128,679
                   2004                                  91,389
                   2005                                  75,000
                                                       --------
                                                       $688,611

                                MORO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2000 AND 1999


Note 7    Common stock:

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

Results of Operations

     During the six months ended June 30, 2000, the Company had revenues of $2,574,289, gross profit of $846,355, net income of $133,903, and earnings per share of $.02. All of the revenues for the six months ended June 30, 2000 were attributable to the Company's operating subsidiary, J.M. Ahle Co., Inc. ("Ahle") which was acquired by the Company as of April 1, 2000.

Plan of Operations

     The Company engages in the identification, evaluation and investigation of prospective business opportunities, and if believed warranted, to acquire such businesses. As of April 1, 2000, the Company acquired substantially all of the operating assets of Ahle, a distributor of reinforcing steel to the construction industry. The Company intends to expand the business of Ahle and to continue to evaluate and, if appropriate, pursue other potential business acquisitions.

Liquidity and Capital Resources

     For the six month period ended June 30, 2000, there was a net increase in cash of $480,883. This was attributable to the net cash provided by investing and financing activities of $1,807,054 which offset the cash used by operating activities of $1,326,171. As of June 30, 2000, total cash on hand was $480,833, and working capital was $690,818, of which $494,801 was invested in inventory.

     The Company financed the recent purchase of Ahle through a combination of bank financing, loans and capital contributions from its principal stockholder, and sales of equity securities of the Company. The Company intends to finance the operations of Ahle through use of the bank line of credit as well as from funds generated by the operations of Ahle. The Company believes these financial resources are adequate to fund the current level of operations.

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

Item 6. Exhibits and Reports on Form 8-K.

     (b) During the quarter ended June 30, 2000, the Company did not file any reports on Form 8-K.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             MORO CORPORATION

Date: August 4, 2000                         By: /s/ David W. Menard
                                                 -------------------------
                                                 David W. Menard,
                                                    President