Form 10QSB
period 2000-09-30
MORO CORP
filed 2000-11-14
CIK 940800

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


                    For the Quarter Ended September 30, 2000
                          Commission File No. 000-26828



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



                                    YES    X     NO
                                        ------

         As of September 30, 2000, 5,650,000 shares of common stock were outstanding.

                                MORO CORPORATION
                           CONSOLIDATED BALANCE SHEETS




                                     ASSETS

                                                                       September 30,           December 31,
                                                                            2000                   1999
                                                                      ---------------           ------------
                                                                      (Unaudited)

Current assets:
    Cash                                                               $    339,043
    Accounts receivable                                                   1,883,067
    Inventory                                                               515,708
    Other current assets                                                     32,511
                                                                       ------------
          Total current assets                                            2,770,329

Property and equipment, net                                                 294,970

Deposits                                                                     11,653
                                                                       ------------

                                                                         $3,076,952               $        .
                                                                         ==========               ==========




                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Line of credit                                                       $  821,000
    Notes payable                                                           221,678               $   50,000
    Accounts payable                                                        722,191
    Accrued expenses                                                         84,566                    1,674
    Income taxes payable                                                    164,993                        .
                                                                         ----------               ----------
          Total current liabilities                                       2,014,428                   51,674
                                                                         ----------               ----------

Long-term debt, net of current portion                                      460,683
                                                                         ----------

Stockholders' equity:
    Common stock,  $.001 par value;  authorized
      25,000,000  shares;  issued and outstanding
      5,000,000 shares at December 31, 1999 and
      5,650,000 shares at September 30, 2000                                  5,650                    5,000
    Additional paid-in capital                                              493,925                   53,825
    Retained earnings (accumulated deficit)                                 102,266                 (110,499)
                                                                         ----------               ----------
                                                                            601,841                  (51,674)
                                                                         ----------               ----------

                                                                         $3,076,952               $        .
                                                                         ==========               ==========



                 See notes to consolidated financial statements

                                MORO CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                    Three Months Ended                    Nine Months Ended
                                                      September 30,                          September 30,
                                            --------------------------------           ---------------------

                                                 2000            1999                2000                1999
                                                 ----            ----                ----                ----

Sales                                         $  2,660,377                         $5,234,666

Cost of sales                                    1,857,092                          3,585,026
                                               -----------                         ----------

Gross profit                                       803,285                          1,649,640
                                               -----------                         ----------

Operating expenses:
     Selling, general and
      administrative expenses                      573,171                          1,169,383         $   42,736
     Depreciation expense                           15,363                             21,400                  .
                                              ------------   ------------          ----------         ----------
                                                   588,534                          1,190,783             42,736
                                              ------------   ------------          ----------         ----------

Operating income (loss)                            214,751                            458,857            (42,736)

Other income (expense):
     Interest expense                              (44,366)                           (81,099)                 .
                                              ------------   ------------          ----------         ----------

Income (loss) before income taxes                  170,385                            377,758            (42,736)

Provision for income taxes                          80,874                            164,993                  .
                                              ------------   ------------          ----------         ----------

Net income (loss) before
 reorganization items                               89,511                            212,765            (42,736)

Reorganization items                                     .                                  .            771,281
                                              ------------   ------------          ----------         ----------

Net income                                    $     89,511   $                     $  212,765         $  728,545
                                              ============   ============          ==========         =========


Earnings per share -
  basic and diluted                           $        .02             .           $      .04                  .
                                              ============   ============          ==========         ==========

Weighted average shares                          5,387,143             .            5,289,632                  .
                                              ============   ============          ==========         ==========

                 See notes to consolidated financial statements

                                MORO CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                                    Nine months Ended       Nine Months Ended
                                                                    September 30, 2000      September 30, 1999
                                                                   -------------------     -------------------

Cash flows from operating activities:
Net income                                                             $   212,765               $ 728,545
Adjustment to reconcile net income to
 net cash used by operating activities:
        Common stock issued for services                                    10,000
        Depreciation                                                        21,400
Changes in assets and liabilities:
        Increase in accounts receivable                                   (476,855)
        Increase in inventory                                             (515,708)
        Increase in other current assets                                   (32,511)               (103,627)
        Increase in deposit                                                (11,653)
        Increase (decrease) in accounts payable
         and accrued expenses                                              805,083                (915,422)
        Increase in income taxes payable                                   164,993
                                                                        ----------               ---------
Net cash provided (used) by operating activities                           177,514                (290,504)
                                                                        ----------               ---------

Cash flows from investing activities:
        Purchase of property and equipment                                (316,370)
        Acquisitions, net of cash required                              (1,406,212)
                                                                        ----------
Net cash used by investing activities                                   (1,722,582)
                                                                        ----------

Cash flows from financing activities:
        Issuance of common stock                                           225,000
        Capital contributions                                              205,750
        Proceeds of line of credit                                       1,021,000
        Repayments of line of credit                                      (200,000)
        Proceeds of notes payable                                          644,861                  58,825
        Principal payments of notes payable                                (12,500)
                                                                        ----------               ---------
Net cash provided by investing activities                                1,884,111                  58,825
                                                                        ----------               ---------

Net increase (decrease) in cash                                            339,043                (231,679)

Cash at beginning of period                                                                        231,679
                                                                        ----------               ---------


Cash at end of period                                                   $  339,043               $       0
                                                                        ==========               =========



Supplemental disclosure of non-cash financing activities:
Common stock issued for services                                        $   10,000
                                                                        ==========

                 See notes to consolidated financial statements

                                MORO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)




NOTE 1 DESCRIPTION OF THE BUSINESS

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

                                MORO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)




NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              Basis of presentations

              The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

              The accompanying unaudited condensed consolidated financial statements include the accounts of J.M. Ahle Co., Inc. (100% owned). See Note 3. All intercompany transactions have been eliminated in consolidation.

              Fresh start reporting

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

              Cash and cash equivalents

              For purposes of reporting cash flows, the Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and certificates of deposit and commercial paper with original maturities of 90 days or less to be cash or cash equivalents.

              Accounts receivable

              The allowance for doubtful accounts is based on management's evaluation of outstanding accounts receivable at the end of the year. No allowance for doubtful accounts has been provided, since management believes all accounts are collectable.

              Inventory

              Inventory is recorded at the lower of cost or market using the first-in, first-out (FIFO) method. As of September 30, 2000, inventories consist of raw materials totaling $515,708.

                                MORO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)




NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


              Equipment and depreciation

              Property and equipment are carried at cost. Depreciation is calculated using the straight-line method over their estimated useful lives of seven years.

              Revenue recognition

              Revenue from product sales is recognized upon shipment to customers. Provisions for discounts and rebates to customers, and returns and other adjustments are provided for in the same period the related sales are recorded.

              Income taxes

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

NOTE 3 ACQUISITION

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

              The following unaudited pro forma consolidated results of operations are presented as if the acquisition of Ahle had been made at the beginning of the periods presented. The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the periods presented or the future results of the combined operations.

                                MORO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

NOTE 3 ACQUISITION (CONTINUED)

                                                              Nine months ended September 30,
                                                            ----------------------------------
                                                                2000                    1999
                                                            -----------             ----------
                  Sales                                     $ 7,281,350             $5,996,218
                  Cost of sales                               4,944,522              4,123,692
                                                            -----------             ----------
                  Gross profit                                2,336,828              1,872,526
                  Operating expenses                          1,696,215              1,376,268
                                                            -----------             ----------
                  Operating income                              640,613                496,258
                  Interest expense - net                         79,002
                                                            -----------             ----------
                  Income before income taxes                    561,611                496,258
                  Provision for income taxes                    236,993                208,428
                                                            -----------             ----------
                  Net income                                $   324,618             $  287,830
                                                            ===========             ==========
                  Basic earnings per common share                $  .06                 $  .06
                                                                 ======                 ======
                  Diluted earnings per common share              $  .06                 $  .06
                                                                 ======                 ======
                  Weighted average shares                     5,289,632              5,000,000
                                                            ===========             ==========

NOTE 4 REORGANIZATION ITEMS

              In accordance with SOP 90-7, expenses resulting from the Chapter 11 reorganization should be reported separately as reorganization items in the Condensed Consolidated Statements of Operations.

NOTE 5 DEMAND NOTES PAYABLE, BANK

              The Company has available a $1,250,000 line of credit from a bank which accrues interest at prime plus .75% (10.25% at September 30, 2000). At September 30, 2000 borrowings on the line of credit were $821,000. The line of credit is secured by all corporate assets.

NOTE 6 LONG-TERM DEBT

     Term loan,  bank, due April 1, 2005,  payable in 60 equal monthly  principal and interest installments at 9.00%
     annum. Corporate assets are pledged as collateral.                                     $112,500

     Subordinate  term  loan,  due April 1,  2005,  payable  in 60  monthly  interest installments at 9.0% per annum.  Principal payable in equal annual  installments of $75,000 beginning
     on April 1, 2002. Collateral pledged is equipment.                                      300,000

     Term  loan due April 1, 2002, principal installment of $150,000 is due March 31,
     2001 and bears interest at 8%
     per annum. The remainder is payable in twelve equal
     quarterly installments beginning April 1, 2001 and ending
     April 1, 2004 and bears interest at 8% per annum.                                       219,861

     Note payable, creditors, principal and interest at 5% per
     annum due May 2000.                                                                      50,000
                                                                                            --------
                                                                                             682,361
     Less: current portion                                                                   221,678
                                                                                            --------
                                                                                            $460,683
                                                                                            ========

                                       9

                                MORO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)




NOTE 6 LONG-TERM DEBT (CONTINUED)

Maturities of long-term debt are as follows:

                           2000                                $221,678
                           2001                                  47,000
                           2002                                 124,224
                           2003                                 126,658
                           2004                                  87,801
                           2005                                  75,000
                                                              ---------

                                                               $682,361
                                                               ========


NOTE 7 COMMON STOCK

              On March 31, 2000, the Company sold 571,429 shares of common stock for $.35 per share for a total of $200,000 and issued 28,571 shares at $.35 per share in exchange for legal services rendered to the Company.

              On August 1, 2000, the Company sold 50,000 units each consisting of one share of common stock and two warrants to purchase common stock at $.75 per share. Each unit was sold for $.50 per share. The common stock was recorded at $.495 per share and the warrants at $.005 per share. The warrants expire on July 31, 2003.

              The Company's principal stockholder contributed $205,750 of cash as additional paid-in capital. No additional shares of common stock were issued in connection with this transaction.

NOTE 8 INCENTIVE STOCK OPTION PLAN

              In 2000, the Company established an incentive stock option plan (the Plan) and presently has reserved 300,000 shares of the Company's common stock for issuance under the Plan. Options granted pursuant to the Plan and contractual agreements at September 30, 2000 were 60,000 and those options were granted to key employees. Exercise price is $.75 per common share, and vest over five years. All issuances were granted at the fair market value of the Company's common stock at time of grant. Since the Company accounts for its options under APB No. 25, no compensation expense was recognized.

              The proforma net increase of the options based on Statement on Financial Accounting Standard No. 123 for the three and nine month periods ended September 30, 2000 did not significantly differ from net income as presented using Black-Scholes methodology with an interest rate of 5.6% and 25% volatility.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Results of Operations

         During the nine months ended September 30, 2000, the Company had revenues of $5,234,666, gross profit of $1,649,640, net income of $212,765, and earnings per share of $.04. All of the revenues for the nine months ended September 30, 2000 were attributable to the Company's operating subsidiary, J.M. Ahle Co., Inc. ("Ahle") which was acquired by the Company as of April 1, 2000.

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

Liquidity and Capital Resources

         For the nine month period ended September 30, 2000, there was a net increase in cash of $339,043. This was attributable to the net cash provided by investing and financing activities of $161,529 and the cash provided by operating activities of $177,514. As of September 30, 2000, total cash on hand was $339,043, and working capital was $755,901, of which $515,708 was invested in inventory.

         The Company financed the purchase of Ahle through a combination of bank financing, loans and capital contributions from its principal stockholder, and sales of equity securities of the Company. The Company intends to finance the operations of Ahle through use of the bank line of credit as well as from funds generated by the operations of Ahle. The Company believes these financial resources are adequate to fund the current level of operations.

PART II- OTHER INFORMATION

Item 2. Changes in Securities

         On August 1, 2000, the Company sold 50,000 shares of restricted Common Stock at $.50 per share and warrants to purchase up to 100,000 shares of Common Stock to an accredited investor for an aggregate of $25,000. The warrants are exercisable at any time prior to July 31, 2003 at an exercise price of $.75 per share. The shares of Common Stock and warrants were issued pursuant to the exemption from registration set forth in Section 4(2) and Rule 506 promulgated under the Securities Act of 1933, and constitute restricted securities as such term is defined under Rule 144 promulgated under the Act. The Company granted to the investor certain piggyback registration rights in connection with the shares of Common Stock and the shares of Common Stock underlying the warrants.

         On August 1, 2000, the Company adopted the 2000 Stock Option Plan. The Plan provides that the Company may issue options to key employees, directors and consultants, to purchase up to 300,000 shares of Common Stock. In August 2000, the Company issued fully vested options to acquire up to 60,000 shares of Common Stock to three key employees. Subject to the specific terms of the Plan, the options are exercisable at any time prior to July 31, 2005 at an exercise price of $.75 per share. These options were issued pursuant to the exemption from registration set forth in Rule 701 promulgated under the Act, and the options and the shares underlying the options constitute restricted securities as such term is defined under Rule 144 promulgated under the Act. The options are intended to qualify as incentive stock options as defined in Section 422 of the Internal Revenue Code of 1986.

Item 6. Exhibits and Reports on Form 8-K.

         (a) The following Exhibits are filed as part of this Form 10-
QSB:

Exhibit No.                             Description
-----------                             -----------
10.1              2000 Stock Option Plan dated August 1, 2000

10.2 Subscription Agreement between the Company and Greenwood Partners, LLC, dated August 1, 2000

10.3              Greenwood Partners Warrant Certificate dated August 1, 2000

10.4              John Ahle Option Certificate dated August 1, 2000

10.5              Ronald Perlman Option Certificate dated August 1, 2000

10.6              Douglas Ahle Option Certificate dated  August 1, 2000

27                Financial Data Schedule

         (b) During the quarter ended September 30, 2000, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MORO CORPORATION

Date: November 14, 2000                     By: /s/ David W. Menard
                                               --------------------------------
                                               David W. Menard,
                                                  President