Form 10KSB
period 2000-12-31
MORO CORP
filed 2001-03-20
CIK 940800

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Fiscal Year ended December 31, 2000.

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

                             Bala Pointe, Suite 240
                           111 Presidential Boulevard
                         Bala Cynwyd, Pennsylvania 19004
              ----------------------------------------------------
              (Address of principal executive offices and zip code)

                                 (610) 667-9050
                           ---------------------------
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:

                          Common Stock, Par Value $.001
                              (Title of each Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO[ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K [x]

Issuer's revenues for its most recent fiscal year: $7,738,659.

As of March 12, 2001, the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock was $487,500.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports to be filed by
Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by the court. Yes [x] No[ ].

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

As of March 12, 2001, the number of shares outstanding of each class of common equity was 5,650,000 shares of Common Stock, par value $.001.

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

         On June 7, 1999, the Company changed its name from Food Court Entertainment Network, Inc. to Moro Corporation.

         From May 1999 through March 31, 2000, the Company was an inactive public shell. As of April 1, 2000, the Company, through its newly formed subsidiary, Moro Acquisition Corp. ("MAC"), purchased substantially all of the operating assets and inventories of J.M. Ahle Co., Inc., a New Jersey corporation ("Ahle"). Ahle is a fabricator and distributor of reinforcing steel to contractors and subcontractors for use in the construction of highways, airports, bridges, treatment facilities, schools, public facilities, industrial and commercial buildings, and other structures. The Company intends to expand the business of Ahle and to continue to investigate and, if appropriate, pursue other potential business acquisitions.

         As part of the transaction, MAC assumed substantially all of the known operating liabilities of Ahle. In addition, MAC acquired the assets of Ahle for their net book value plus $100,000, all as set forth in the Asset Purchase Agreement. The purchase price paid by MAC to Ahle was $1,406,212.

         For the entire calendar year 2000, Ahle had unaudited sales and operating income before taxes of approximately $9,785,000 and $724,000, respectively.

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

Employees

         As of December 31, 2000, the Company had 17 employees, all employed by MAC on a full time basis.

Item 2. Description of Property.

         The Company is headquartered at the offices of Colmen Menard Company, Inc. ("Colmen Menard") at 111 Presidential Boulevard, Suite 240, Bala Cynwyd, Pennsylvania 19004, telephone 610-667-9050, fax 610-667-9915. Colmen Menard, which is owned by the David Menard, provides offices, facilities and secretarial and administrative services without cost to the Company.

         The Company's subsidiary, MAC, operates from an approximately 1,500 square foot leased warehouse facility and contiguous 3 acre yard site located at Foot of Herman Street, South River, New Jersey. The lease provides for a rental payment of $3764 per month and expires on May 1, 2001.

Item 3. Legal Proceedings.

         Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

         Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

         The authorized capital stock of the Company consists of 25,000,000 shares of Common Stock, par value $.001 per share, and 5,000,000 shares of preferred stock, par value $.001 per share (the "Preferred Stock"). The Company has not paid and does not contemplate the payment of any dividends in the foreseeable future. The Company's Common Stock is traded on the National Association of Securities Dealer's, Inc. OTC Bulletin Board under the symbol MRCR.OB. The Common Stock began trading on the OTC Bulletin Board in August 2000. From that date through December 31, 2000, the high bid price for the Common Stock was $3.00 and the low bid price for the Common Stock was $.34. These quotations reflect inter-dealer prices, without retail mark-up, mark down or commission, and may not reflect actual transactions. On December 31, 2000 there were approximately 325 shareholders of record of the Common Stock.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Plan of Operations

         Prior to April 1, 2000, the Company was an inactive public shell. As of April 1, 2000, the Company acquired substantially all of the operating assets of J.M. Ahle Co., Inc.("Ahle"), a fabricator and distributor of reinforcing steel to the construction industry. The Company intends to expand the business of Ahle and to continue to investigate and, if appropriate, pursue other potential business acquisitions.

Results of Operations

         During the twelve months ended December 31, 2000, the Company had revenues of $7,738,659, gross profit of $2,578,710, net income of $332,311, and earnings per share of $.06. All of the revenues for the twelve months ended December 31, 2000 were attributable to the Company's operating subsidiary, J.M. Ahle Co., Inc. ("Ahle") which was acquired by the Company as of April 1, 2000.

         On a pro forma basis, annual revenues for the year ended December 31, 2000 were $9,785,343 compared to $7,937,110 for the year ended December 31, 1999, a 23.3% increase. The increase was attributed primarily to additional quantities of goods sold due to greater product demand from customers. Pro forma gros profit increased from $2,479,682 to $3,265,898 for the years ended December 31, 1999 and 2000, respectively. This represented an increase of $786,216 or 31.7% primarily as a result of increased sales volume, but also due to increased gross profit margins. Pro forma net income increased from $320,913 to $427,199 for the years ended December 31, 1999 and 2000, respectively. This represented an increase of $106,286 or 33.1% primarily as a result of increased sales volume, but also due to increased profit margins offset partially by interest expense incurred during 2000, whereas no interest expense was incurred during 1999.

Liquidity and Capital Resources

         For the twelve month period ended December 31, 2000, there was a net increase in cash of $460,458. This was attributable to the net cash provided by financing activities of $1,922,461 and cash provided by operating activities of $260,579 less cash used for investing activities of $1,722,582. As of December 31, 2000, total cash on hand was $460,458, and working capital was $871,982.

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

Item 7. Financial Statements.
                                                                Page

Report of Independent Auditors                                  F-1

Balance Sheets                                                  F-2

Statement of Operations                                         F-3

Statement of Stockholders' Equity                               F-4

Statement of Cash Flows                                         F-5

Notes to Financial Statements                                   F-6

                                MORO CORPORATION

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

                                MORO CORPORATION

                                TABLE OF CONTENTS

                           DECEMBER 31, 2000 AND 1999

                                                                     PAGE
                                                                     ----

Independent Auditor's Report                                           3

Financial Statements:
      Balance Sheets                                                   4
      Statements of Operations                                         5
      Statements of Stockholders' Equity                               6
      Statements of Cash Flows                                         7

Notes to Financial Statements                                       8-17

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors and Stockholders
Moro Corporation
Bala Cynwyd, Pennsylvania


We have audited the accompanying consolidated balance sheets of Moro Corporation and consolidated subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations and stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Moro Corporation as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



                                              LARSON, ALLEN WEISHAIR & CO., LLP


Blue Bell, Pennsylvania
February 1, 2001


                                      (3)

                                MORO CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                     ASSETS

                                                        2000                  1999
                                                        ----                  ----
Current assets:
    Cash                                           $   460,458
    Accounts receivable                              1,588,004
    Inventory                                          516,345
    Other current assets                                10,179
                                                   -----------
          Total current assets                       2,574,986

Equipment, net                                         287,657

Deposits                                                11,653
                                                   -----------

                                                    $2,874,296
                                                   ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Line of credit                                  $  865,600
    Note payable and current portion
     of long-term debt                                 222,006           $    50,000
    Accounts payable                                   430,861
    Accrued expenses                                   160,337                 1,674
    Income taxes payable                                16,000                     -
                                                    ----------           -----------
          Total current liabilities                  1,694,804                51,674
                                                    ----------           -----------

Long-term liabilities:
    Long-term debt, net of current portion             454,105
    Deferred tax liability                               4,000
                                                    ----------
          Total long-term liabilities                  458,105
                                                   -----------

Stockholders' equity:
    Common stock, $.001 par value; authorized
      25,000,000 shares; issued and outstanding
      5,000,000 shares at December 31, 1999 and
      5,650,000 shares at December 31, 2000              5,650                 5,000
    Additional paid-in capital                         493,925                53,825
    Retained earnings (accumulated deficit)            221,812              (110,499)
                                                    ----------           -----------
                                                       721,387               (51,674)
                                                    ----------           -----------

                                                    $2,874,296           $         -
                                                    ==========           ===========


                 See notes to consolidated financial statements

                                       (4)

                                MORO CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                        2000                  1999
                                                        ----                  ----
Sales                                                $7,738,659

Cost of sales                                         5,159,949
                                                    -----------

Gross profit                                          2,578,710
                                                    -----------

Operating expenses:
     Selling, general and administrative expenses     1,882,942         $     47,933
     Depreciation expense                                28,713              103,628
                                                    -----------         ------------
                                                      1,911,655              151,561
                                                    -----------         ------------

Operating income (loss)                                 667,055             (151,561)

Other income (expense):
     Interest income                                      3,761
     Interest expense                                  (118,505)              (1,674)
                                                   ------------         ------------

Income (loss) before income taxes                       552,311             (153,235)

Provision for income taxes                              220,000                    -
                                                    -----------         ------------

Net income (loss) before reorganization items           332,311             (153,235)

Reorganization items                                          -              771,281
                                                    -----------         ------------

Net income                                          $   332,311         $    618,046
                                                    ===========         ============

Earnings per share - basic and diluted                     $.06
                                                           ====

Weighted average shares                               5,334,214
                                                    ===========


                 See notes to consolidated financial statements


                                      (5)

                                MORO CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                              Net Assets        Common       Additional      Retained
                                                            in Liquidation       Stock    Paid-in Capital    Earnings      Total
                                                            --------------      -------   ---------------    ---------     -----
Predecessor Company, beginning                                 $1,579,455                                               $ 1,579,455

Write-down of fixed assets to estimated realizable value       (2,045,000)                                               (2,045,000)

Accrual of obligation under employment contract                  (263,000)                                                 (263,000)
                                                               ----------                                               -----------

Net liabilities in liquidation - Predecessor Company
  December 31, 1998                                              (728,545)                                                 (728,545)

Net loss for four months - Predecessor Company                    (42,736)                                                  (42,736)

Reorganization                                                    771,281                                                   771,281

New stock issuance                                                              $5,000         $ 53,825                      58,825

Net loss for eight months - Reorganized  Company                                                            $(110,499)     (110,499)
                                                               ----------       ------         --------     ---------     ---------

Balance at December 31, 1999 - Reorganized Company                               5,000           53,825      (110,499)      (51,674)

Issuance of common stock                                                           571          199,429                     200,000

Issuance of common stock for services                                               29            9,971                      10,000

Issuance of common stock warrants                                                   50           24,950                      25,000

Principal shareholder contributed capital                                                       205,750                     205,750

Net income for the year ended December 31, 2000                                                               332,311       332,311
                                                               ----------       ------         --------     ---------     ---------

Balance at December 31, 2000                                   $                $5,650         $493,925     $ 221,812     $ 721,387
                                                               ==========       ======         ========     =========     =========


                 See notes to consolidated financial statements

                                       (6)

                                MORO CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                                  2000                      1999
                                                                                  ----                      ----
Cash flows from operating activities:
   Net income                                                                   $  332,311                   $618,046
   Adjustments to reconcile net income to
    net cash provided (used) by operating activities:
      Common stock issued for services                                              10,000
      Depreciation                                                                  28,713
   Changes in assets and liabilities:
      Increase in accounts receivable                                             (181,792)
      Increase in inventory                                                       (516,345)
      Increase in other current assets                                             (10,179)
      Increase in deposit                                                          (11,653)
      Increase (decrease) in accounts payable
       and accrued expenses                                                        589,524                   (913,747)
      Increase in income taxes payable                                              16,000                      5,197
      Increase in deferred taxes                                                     4,000
                                                                                ----------                   --------
Net cash provided (used) by operating activities                                   260,579                   (290,504)
                                                                                ----------                   --------
Cash flows from investing activities:
   Purchase of property and equipment                                             (316,370)
   Acquisition of net assets                                                    (1,406,212)
                                                                                ----------
Net cash used by investing activities                                           (1,722,582)
                                                                                ----------
Cash flows from financing activities:
   Issuance of common stock                                                        225,000
   Capital contributions                                                           205,750
   Proceeds of line of credit                                                    1,065,600
   Repayments of line of credit                                                   (200,000)
   Proceeds of notes payable                                                       644,861                     58,825
   Principal payments of notes payable                                             (18,750)
                                                                                ----------                   --------
Net cash provided by financing activities                                        1,922,461                     58,825
                                                                                ----------                   --------

Net increase (decrease) in cash                                                    460,458                   (231,679)

Cash at beginning of year                                                                                     231,679
                                                                                ----------                   --------

Cash at end of year                                                             $  460,458                   $   -
                                                                                ==========                   ========


Supplemental disclosures of cash flow information:
   Cash paid for interest                                                       $  102,384                   $   -
                                                                                ==========                   =========
   Cash paid for taxes                                                          $  200,000                   $   -
                                                                                ==========                   =========

Supplemental disclosure of non-cash financing activities:
   Common stock issued for services                                             $   10,000                   $   -
                                                                                ==========                   =========

                 See notes to consolidated financial statements

                                       (7)

                                MORO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


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


                                      (8)

                                MORO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999



NOTE 2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              Fresh Start Reporting
              ---------------------

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

              Principles of Consolidation
              ---------------------------

              The consolidated financial statements include the accounts of the Company's majority-owned subsidiary. All intercompany accounts and transactions have been eliminated.

              Cash and Cash Equivalents
              -------------------------

              For purposes of reporting cash flows, the Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and certificates of deposit and commercial paper with original maturities of 90 days or less to be cash or cash equivalents.

              Accounts Receivable
              -------------------

              The allowance for doubtful accounts is based on management's evaluation of outstanding accounts receivable at the end of the year. No allowance for doubtful accounts has been provided, since management believes all accounts are collectable.

              Inventory
              ---------

              Inventory is recorded at the lower of cost or market using the first-in, first-out (FIFO) method. As of December 31, 2000, inventories consist of raw materials of $516,345.

              Equipment and Depreciation
              --------------------------

              Property and equipment are carried at cost. Depreciation is calculated using the straight-line method over their estimated useful lives of seven years.

              Revenue Recognition
              -------------------

              Revenue from product sales is recognized upon shipment to the customers.


                                      (9)

                                MORO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999



NOTE 2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              Income Taxes
              ------------

              Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of balance sheet items for financial and income tax reporting. The deferred tax liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the liabilities are settled.

              Use of Estimates
              ----------------

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

              Recently Issued Accounting Principles
              -------------------------------------

              In June 1998, the FASB issued FAS 133, Accounting for Derivative Instruments and Hedging Activities, which we will be required to adopt for the year ending December 31, 2001. FAS 133 establishes new methods of accounting for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. Because we do not currently hold any derivative financial instruments and are not currently engaged in hedging activities, the adoption of FAS 133 is not expected to have a material impact on our financial condition or results of operations.

              In March 2000, the FASB issued FASB Interpretation No. 44 (FIN
              44), Accounting for Certain Transactions Involving Stock Compensation. The Company adopted FIN 44 effective July 1, 2000 with respect to certain provisions applicable to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after that date. FIN 4 addresses practice issues related to the application of Accounting Practice Bulletin Opinion No. 25, Accounting for Stock Issued to Employees. The impact on the Company's financial statements is not expected to be material.

              In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. In June 2000, the SEC staff amended SAB 101 to provide registrants with additional time to implement SAB 101. The Company expects to adopt SAB No. 101 effective October 2000. The impact on the Company's financial statements is not expected to be material.


                                      (10)

                                MORO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999



NOTE 2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              Earnings Per Share of Common Stock
              ----------------------------------

              In 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share. SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. Unlike the previously reported primary earnings per share, basic earning per share excludes the dilutive effects of stock options. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. Earnings per share amounts have been calculated in accordance with requirements of SFAS No. 128. For the year ended December 31, 2000, the computation of diluted earnings per share was antidilutive; therefore, the amounts reported for basic and dilutive earnings per share were the same.

              The weighted average number of common shares outstanding and net income (loss) per common share for the year ending December 31, 1999 have not been presented because, due to the restructuring and implementation of Fresh Start Reporting, they are not comparable to subsequent periods.

NOTE 3        ACQUISITION

              At the close of business on March 31, 2000, the Company purchased substantially all of the operating assets of J.M. Ahle Co., Inc., a New Jersey corporation ("Ahle") for cash and notes payable. Ahle is a distributor of reinforcing steel to contractors and subcontractors for use in the construction of highways, airports, bridges, treatment facilities, schools, public facilities, industrial and commercial buildings, and other structures.

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


                                      (11)

                                MORO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999




NOTE 3        ACQUISITION (continued)

                                                                              Year Ended December 31,
                                                                              -----------------------
                                                                            2000                  1999
                                                                            ----                  ----
                    Sales                                                $9,785,343            $7,937,110
                    Cost of sales                                         6,519,445             5,457,428
                    Gross profit                                          3,265,898             2,479,682
                    Operating expenses                                    2,427,088             1,935,761
                                                                         ----------            ----------
                    Operating income                                        838,810               543,921
                    Interest expense - net                                  114,744
                                                                         ----------            ----------
                    Income before income taxes                              724,066               543,921
                    Provision for income taxes                              296,867               223,008
                                                                         ----------            ----------

                    Net income                                           $  427,199            $  320,913
                                                                         ==========            ==========

                    Basic earnings per common share                            $.08                  $.06
                                                                               ====                  ====
                    Diluted earnings per common share                          $.08                  $.06
                                                                               ====                  ====

                    Weighted average shares                               5,334,214             5,000,000
                                                                         ==========            ==========

NOTE 4        REORGANIZATION ITEMS

              In accordance with SOP 90-7, expenses resulting from the Chapter 11 reorganization should be reported separately as reorganization items in the Condensed Consolidated Statements of Operations.

NOTE 5        LEASE

              The Company leases its facility under an operating lease expiring in May 2001. Rent expense was $33,170 for the year ended December 31, 2000.

NOTE 6        DEMAND NOTES PAYABLE, BANK

              The Company has available a $1,250,000 line of credit from a bank which accrues interest at prime plus .75% (9.75% at December 31, 2000). At December 31, 2000 borrowings on the line of credit were $865,600. The line of credit is secured by all corporate assets.

NOTE 7        NOTE PAYABLE, CREDITOR

              The Company has a short-term note payable due on demand, which accrues interest at 5% per annum. The balance at December 31, 2000 and 1999 was $50,000.


                                      (12)

                                MORO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999




NOTE 8        LONG-TERM DEBT
                                                                        2000
                                                                        ----
              Term loan, bank, due April 1, 2005, payable in
              60 equal monthly principal and interest
              installments at 9.00% annum. Corporate assets
              are pledged as collateral.                              $106,250

              Subordinate term loan, due April 1, 2005, payable
              in 60 monthly interest installments at 9.0% per
              annum. Principal payable in equal annual
              installments of $75,000 beginning on April 1, 2002.
              Equipment is pledged as collateral.                      300,000

              Term loan due April 1, 2004, principal installment
              of $150,000 is due March 31, 2001 and bears interest
              at 8% per annum. The remainder is payable in twelve
              equal quarterly installments beginning April 1, 2001
              and ending April 1, 2004 and bears no interest.
              Interest has been imputed at 8% per annum.               219,861
                                                                      --------
                                                                       626,111
              Less: current portion                                    172,006
                                                                      --------

                                                                      $454,105
                                                                      ========

              Maturities of long-term debt are as follows:

                       2001                     $172,006
                       2002                      122,357
                       2003                      124,615
                       2004                      127,084
                       2005                       80,049
                                                --------

                                                $626,111
                                                ========

NOTE 9        LEGAL PROCEEDINGS

              The Company is not a party to any pending legal proceedings.

NOTE 10       COMMON AND PREFERRED STOCK

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

                                      (13)

                                MORO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999



NOTE 10       COMMON AND PREFERRED STOCK (continued)

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

              In 2000 the Company's principal stockholder contributed $205,750 of cash as additional paid-in capital. No additional shares of common stock were issued in connection with this transaction.

NOTE 11       INCENTIVE STOCK OPTION PLAN

              In 2000, the Company established an incentive stock option plan (the Plan) and presently has reserved 300,000 shares of the Company's common stock for issuance under the Plan. Options granted pursuant to the Plan and contractual agreements at December 31, 2000 were 60,000 and those options were granted to key employees. The exercise price is $.75 per common share, and vest over five years. All issuances were granted at the fair market value of the Company's common stock at time of grant.

              Transactions are as follows:

                                                                                                Weighted Average
                                                                           Exercise Price        Exercise Price
                                                   Option      Vested        Per Vested            Per Vested
                                                   Shares       Share       Common Share          Common Share
                                                   ------      -------      ------------        -----------------
              Balance, December 31, 1999                 0         0

              Granted during the year               60,000         0            $.75                  $.75
                                                   -------      ----

              Balance, December 31, 2000            60,000         0
                                                    ======      ====

              The Company accounts for stock-based compensation in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, which permits the use of intrinsic value method described in APB Opinion No. 25, Accounting for Stock Issued to Employees, and requires the Company to disclose the pro forma effects of accounting for stock-based compensation using the fair value method as described in the optional accounting requirements of SFAS No. 123. As permitted by SFAS No. 123, the Company will continue to account for stock-based compensation under APB Opinion No. 25, under which the Company has recognized no compensation expense for employee granted options and recognized an expense for non-employee granted options.

                                      (14)

                                MORO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999



NOTE 11       INCENTIVE STOCK OPTION PLAN (continued)

              Had compensation cost for the Company's stock option plan been determined based on the fair value of the Company's common stock at the dates of awards under the fair value method of SFAS No. 123, the Company's net income per common share would have been reduced to the pro forma amounts indicated below.

                                                                        2000
                                                                        ----
                      Net income:
                          As reported                                  $332,331
                          Pro forma                                    $313,311

                      Net income per common share basic and diluted:
                          As reported                                      $.06
                                                                           ====
                          Pro forma                                        $.06
                                                                           ====

              Significant assumptions used to calculate the above fair value of the awards are as follows:

                                                                         2000
                                                                         ----
                      Risk free interest rates of return                  6.00%
                      Expected option life                            60 months
                      Volatility                                            .25
                      Expected dividends                                     $0

NOTE 12       INCOME TAX PROVISION

              The income tax provision for the year ended December 31, 2000 consisted of the following:

                                                                         2000
                                                                         ----
                           Current:
                               Federal                                 $163,000
                               State                                     53,000
                                                                       --------
                                                                        216,000
                                                                       --------
                           Deferred:
                               Federal                                    3,000
                               State                                      1,000
                                                                       --------
                                                                          4,000
                                                                       --------
                                                                       $220,000
                                                                       ========

                                      (15)

                                MORO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999



NOTE 12       INCOME TAX PROVISION (continued)

              Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are approximately as follows:

                                                                      2000
                                                                      ----
                       Gross deferred tax liabilities:
                               Depreciation                          $4,000
                                                                     ======

              A reconciliation of income taxes computed at the United States federal statutory income tax rate to the provision for income taxes reflected in the Consolidated Statements of Income for the years ended December 31, 2000 and 1999 is as follows:

                                                               2000      1999
                                                               ----      ----

                      U.S. Federal income tax (benefit)
                       at Federal statutory rate           $188,000    $(38,000)

                      Sur-tax exemption                        -         11,000

                      State and local income taxes, net
                       of Federal income tax                 34,000        -

                      Non-deductible depreciation of
                       preconfirmation assets                   -        23,000

                      Change in valuation allowance          (2,000)      2,000

                      Other                                     -         2,000
                                                            --------    -------

                                                            $220,000    $  -
                                                            ========    =======

              At December 31, 2000, the reorganized Company had preconfirmation net operating loss of approximately $48,000. Utilization of net operating loss, which expires in 2019, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended. A charge to additional paid in capital will be recorded as the preconfirmation net operating loss is utilized.

                                      (16)

                                MORO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999




NOTE 13       FINANCIAL INSTRUMENTS

              Concentration of credit risk
              ----------------------------

              Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and accounts receivables.

              The Company has concentrated its credit risk for cash by maintaining substantially all of its depository accounts in a single financial institution. Accounts in the bank are guaranteed by the Federal Depository Insurance Corporation (FDIC) up to $100,000. At various times throughout the year the Company had cash balances that exceeded FDIC limit. The financial institution has a strong credit rating, and management believes that the credit risk is minimal.

              While the Company does not require collateral on its trade accounts receivable.

              Fair value of financial instruments
              -----------------------------------

              Cash, accounts receivables and accounts payable approximate their fair values due to the short maturity of these instruments. The line of credit, which has a variable interest rate, and term loans approximate fair value based on their redemption value.








                                      (17)

Item 8. Changes In and Disagreements With Accountants on Accounting and
           Financial Disclosure.

         Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons

         The executive officers and Directors of the Company, as of December 31, 2000, together with their ages and business backgrounds are as follows:


     Name                     Age                      Position
     ----                     ---                      --------

David W. Menard                63                  Chairman of the Board of
                                                   Directors, Chief Executive
                                                   Officer, President

Lawrence J. Corr               57                  Vice President, Director

Phillip Naides                 70                  Director

Douglas M. Lurio               44                  Director


         Each Director holds office until the next annual meeting of shareholders or until his successor has been elected and qualified. Members of the Board of Directors do not currently receive any compensation for serving as a Director. The following is a summary of the business experience of each executive officer and Director.

         David W. Menard has been the Chairman of the Board and Chief Executive Officer of the Company since May 1999. He is founder, principal shareholder, President and CEO of Colmen Menard Company, Inc., a private investment banking firm founded in 1993, that provides merger and acquisition, corporate finance and business advisory services. David W. Menard was co-founder, President and a fifty percent shareholder of a predecessor affiliate founded in 1983. During the past fifteen years, David W. Menard has managed and overseen, in the role of an intermediary, over one hundred merger and acquisition transactions.

         Lawrence J. Corr has been Vice President and a Director of the Company since May 2000. He has been Managing Director of Colmen Menard Company, Inc. since 1993. Mr. Corr focuses on environmental companies such as those involved in hazardous and solid waste management, industrial and commercial cleaning and maintenance, pollution control equipment, asbestos, recycling, and related products and services as well as consulting engineering firms and industrial distribution companies.

         Phillip Naides become a Director of the Company in May 2000. He is a private investor and retired President of T-Thermal Company, a manufacturer of industrial pollution control systems.

         Douglas M. Lurio became a Director of the Company in May 2000. He is the founder and senior partner of the law firm of Lurio & Associates, P.C. Mr. Lurio focuses his legal practice in the area of corporate and securities law.

Item 10. Executive Compensation.

         During calendar year 2000, David W. Menard, the Chief Executive Officer of the Company, did not receive any compensation for his services rendered to the Company.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth information regarding beneficial ownership of Common Stock by all persons known to the Company to have owned more than 5% of the outstanding shares of Common Stock on December 31, 2000, and the Common Stock beneficially owned by the directors and officers of the Company as of such date.

                                                               Percentage of
         Name and Address            Number of Shares(1)   Outstanding Shares(2)
         ----------------           --------------------   ---------------------
         David W. &                       4,170,000(3)              71.8%
         Jacqueline J.
         Menard
         Suite 240
         111 Presidential Boulevard
         Bala Cynwyd, PA 19004

         Lawrence J. Corr                    50,000                    *
         Suite 240
         111 Presidential Boulevard
         Bala Cynwyd, PA 19004

         Phillip Naides                      71,429                    *
         1750 Oakwood Road
         Penn Valley, PA 19072

         Douglas M. Lurio                    28,571                    *
         Suite 2340
         2005 Market Street
         Philadelphia, PA 19103

         All Directors and Officers
         as a group (4 persons)           4,320,000                 74.4%

------------------
*Less than one percent.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and derives from either voting or investment power with respect to securities.

(2) For purposes of this table, there were 5,810,000 shares of Common Stock deemed to be issued and outstanding reflecting the Common Stock outstanding as well as the Common Stock underlying the outstanding 100,000 warrants and 60,000 options.

(3) Reflects 2,085,000 shares owned by Mr. Menard and 2,085,000 shares owned by Mrs. Menard.


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

Item 13.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

         Number                            Title

         2.1 First Modified Chapter 11 Plan of Reorganization (with attached Disclosure Statement and Supplemental Disclosure Statement) (incorporated by reference from Exhibit 2.1 to the Report on Form 8- K filed on June 16, 1999)

         3.1 Amended And Restated Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to Form 10-KSB for the year ended December 31, 1997)

         3.1.1 Certificate of Amendment, filed June 7, 1999, to the Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 of the Report on Form 8-K filed on June 16, 1999)

         3.2 By-laws of the Company (incorporated by reference from Exhibit 3.2 to Amendment No. 1 to Registration Statement on Form SB-2 (File No. 33-91054))

         10.1 Asset Purchase Agreement dated March 29, 2000 between Moro Acquisition Corp., David W. Menard and Jacqueline J. Menard, J.M. Ahle Co., Inc., James M. Ahle, Raymond J. Donovan, and Ronald A. Schiavone, as trustee of the Ronald
                     A. Schiavone Living Trust u/t/a/d June 21, 1991, and Ronald
                     A. Schiavone, individually (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999)

         10.2 Loan And Security Agreement dated March 31, 2000, by and between Sovereign Bank, Moro Acquisition Corp. and David W. and Jacqueline J. Menard (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999)

         10.3 Subordinated Term Note dated March 31, 2000 by Moro Acquistion Corp., as maker, in favor of David W. Menard and Jacqueline J. Menard, as payee, in the principal amount of $300,000 (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999)


         10.4 Surety Agreement dated March 31, 2000 by Moro Corporation in favor of Sovereign Bank (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999)


         10.5        Acquisition Term Note dated March 31, 2000 by David W.
                     Menard and Jacqueline J. Menard, as maker, in favor of Sovereign Bank, as payee, in the principal amount of $300,000 (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999)


         10.6 2000 Stock Option Plan dated August 1, 2000 (Incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30,
                     2000)

         10.7 Subscription Agreement between the Company and Greenwood Partners, LLC, dated August 1, 2000 (Incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30,
                     2000)

         10.8 Greenwood Partners Warrant Certificate dated August 1, 2000 (Incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000)

         (b)  Reports on Form 8-K

         None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MORO CORPORATION

                                       By: /s/ David W. Menard
                                           ---------------------
                                           David W. Menard,
                                           President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                              Title                         Date
----------                              -----                         ----

/s/ David W. Menard           President and Director              March 13, 2001
--------------------          (Principal Executive Officer
David W. Menard               and Principal Accounting
                              Officer)

/s/ Lawrence J. Corr          Vice President, Director            March 13, 2001
---------------------
Lawrence J. Corr

                              Director                            March   , 2001
---------------------
Philip Naides


/s/ Douglas M. Lurio          Director                            March 13, 2001
---------------------
Douglas M. Lurio