Form 10QSB
period 2001-03-31
MORO CORP
filed 2001-05-15
CIK 940800

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


                      For the Quarter Ended March 31, 2001
                          Commission File No. 000-26828

                         ------------------------------

                                MORO CORPORATION
             (Exact name of registrant as specified in its charter)

                         ------------------------------



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

    As of March 31, 2001, 5,650,000 shares of common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                                MORO CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                         March 31,               December 31,
                                                                          2001                       2000
                                                                       -----------                -----------
                                                                        (unaudited)
Current assets:
    Cash                                                                $   386,258               $  460,458
    Accounts receivable                                                   1,157,869                1,588,004
    Inventory 634,267                                                       516,345
    Other current assets                                                      7,014                   10,179
                                                                         ----------               ----------
          Total current assets                                            2,185,408                2,574,986

Equipment, net                                                              279,326                  287,657

Deposits                                                                     11,653                   11,653
                                                                         ----------               ----------

                                                                         $2,476,387               $2,874,296
                                                                         ==========               ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Line of credit                                                       $  489,100               $  865,600
    Notes payable and current portion
     of long-term debt                                                       92,854                  222,006
    Accounts payable                                                        549,289                  430,861
    Accrued expenses                                                        125,272                  160,337
    Income taxes payable                                                     27,000                   16,000
                                                                         ----------               ----------
          Total current liabilities                                       1,283,515                1,694,804
                                                                         ----------               ----------

Long-term liabilities:
    Long-term debt, net of current portion                                  420,417                  454,105
    Deferred tax liability                                                    4,000                    4,000
                                                                         ----------               ----------
          Total long-term liabilities                                       424,417                  458,105
                                                                         ----------               ----------
Stockholders' equity:
    Common stock, $.001 par value;
     authorized 25,000,000 shares;
     issued and outstanding 5,650,000 shares                                  5,650                    5,650
    Additional paid-in capital                                              493,925                  493,925
    Retained earnings                                                       268,880                  221,812
                                                                         ----------               ----------
                                                                            768,455                  721,387
                                                                         ----------               ----------

                                                                         $2,476,387               $2,874,296
                                                                         ==========               ==========

                 See notes to consolidated financial statements

                                MORO CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                                             2001                   2000
                                                                             ----                   ----
Sales                                                                     $1,774,143

Cost of sales                                                              1,136,387
                                                                          ----------

Gross profit                                                                 637,756
                                                                          ----------

Operating expenses:
Selling, general and administrative expenses                                 534,949            $   10,000
Depreciation expense                                                          11,325
                                                                          ----------            ----------
                                                                             546,274                10,000

Operating income (loss)                                                       91,482               (10,000)

Other income (expense):
Interest income                                                                2,751                 --
Interest expense                                                             (30,165)                 (649)
                                                                          ----------            ----------

Income (loss) before income taxes                                             64,068               (10,649)

Provision for income taxes                                                    17,000
                                                                          ----------            ----------

Net income (loss)                                                         $   47,068            $  (10,649)
                                                                          ==========            ==========

Earnings per share -
  basic and diluted                                                             $.01                  $.00
                                                                                ====                  ====

Weighted average shares                                                    5,650,000             5,001,644
                                                                          ==========            ==========

                 See notes to consolidated financial statements

                                MORO CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                                            2001                    2000
                                                                            ----                    ----
Cash flows from operating activities:
Net income (loss)                                                         $ 47,068                $(10,649)
Adjustment to reconcile net income to
 net cash used by operating activities:
        Common stock issued for services                                      -                     10,000
        Depreciation                                                        11,325                    -
Changes in assets and liabilities:
        Decrease in accounts receivable                                    430,135                    -
        Increase in inventory                                             (117,922)                   -
        Decrease in other current assets                                     3,165                    -
        Increase (decrease) in accounts payable
         and accrued expenses                                               83,363                     649
        Increase in income taxes payable                                    11,000                    -
                                                                          --------                --------
Net cash provided (used) by operating activities                           468,134                    -
                                                                          --------                --------

Cash flows from investing activities:
Purchase of property and equipment                                          (2,994)                   -
                                                                          --------                --------

Cash flows from financing activities:
Issuance of common stock                                                      -                    200,000
Capital contributions                                                         -                    205,750
Proceeds of line of credit                                                 223,500                    -
Repayments of line of credit                                              (600,000)                   -
Principal payments of notes payable                                       (162,840)                   -
                                                                          --------                --------
Net cash (used) provided  by financing activities                         (539,340)                405,750
                                                                          --------                --------

Net increase (decrease) in cash                                            (74,200)                405,750

Cash at beginning of year                                                  460,458                    -
                                                                          --------                --------

Cash at end of year                                                       $386,258                $405,750
                                                                          ========                ========


Supplemental disclosures of cash flow information:
Cash paid for interest                                                    $ 30,165                $   -
                                                                          ========                ========
Cash paid for taxes                                                       $  6,000                $   -
                                                                          ========                ========

Supplemental disclosure of non-cash financing activities:
Common stock issued for services                                          $   -                   $ 10,000
                                                                          ========                ========

                 See notes to consolidated financial statements

                                MORO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000
                                   (Unaudited)



NOTE 1        BASIS OF PRESENTATIONS

              The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

              The accompanying unaudited condensed consolidated financial statements include the accounts of J.M. Ahle Co., Inc. (100% owned). See Note 2. All intercompany transactions have been eliminated in consolidation.

NOTE 2        ACQUISITION

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

              The following unaudited pro forma consolidated results of operations are presented as if the acquisition of Ahle had been made at the close of business on December 31, 1999. The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the periods presented or the future results of the combined operations.

                                MORO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2001 AND 2000
                                   (Unaudited)




NOTE 2        ACQUISITION (Continued)
                                                            Three months ended
                                                              March 31, 2000
                                                            ------------------

                  Sales                                          $2,046,684
                  Cost of sales                                   1,359,497
                                                                 ----------
                  Gross profit                                      687,187
                  Operating expenses                                525,432
                                                                 ----------
                  Operating income                                  161,755
                  Interest expense - net                                649
                                                                 ----------
                  Income before income taxes                        161,106
                  Provision for income taxes                         56,000
                                                                 ----------

                  Net income                                     $  105,106
                                                                 ==========

                  Basis earnings per common share                      $.02
                                                                       ====
                  Diluted earnings per common share                    $.02
                                                                       ====

                  Weighted average shares                         5,001,644
                                                                 ==========

NOTE 3        INVENTORY

              Inventory is recorded at the lower of cost or market using the first-in, first-out (FIFO) method. As of March 31, 2001, inventories consist of raw materials of $634,267.

Item 2. Management's Discussion and Analysis or Plan of Operations.

Results of Operations

         During the three months ended March 31, 2001, the Company had revenue of $1,774,143, gross profit of $637,758, net income of $47,068 and earnings per share of $.01. All of the revenue was attributable to the Company's operating subsidiary, J.M. Ahle Co., Inc., ("Ahle") which was acquired by the Company as of April 1, 2000.

         Revenue for the Ahle subsidiary for the first quarter of 2001 was 13% below what was reported for the same period a year ago prior to the Company's acquisition of Ahle. The sales decline was due to very poor weather during the first quarter of 2001 resulting in reduced shipments to customers. By contrast, the first quarter of 2000 experienced favorable weather conditions.

Liquidity and Capital Resources

         For the three months ended March 31, 2001, there was a net decrease in cash of $74,200. Net cash outflows due to a $539,340 decrease in indebtedness and purchase of property and equipment amounting to $2,994 were partially offset by positive cash flows from operating activities of $468,134. As of March 31, 2001, cash on hand was $386,258 and working capital was $901,893. The Company believes that its financial resources are adequate to fund the current level of operations.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     MORO CORPORATION

Date: May 15, 2001                                   By: /s/ David W. Menard
                                                        ------------------------
                                                        David W. Menard,
                                                           President