Form 10QSB
period 2001-06-30
MORO CORP
filed 2001-08-14
CIK 940800

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


                       For the Quarter Ended June 30, 2001
                          Commission File No. 000-26828



                                MORO CORPORATION
             (Exact name of registrant as specified in its charter)




           Delaware                                     51-0338736
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or organization)


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



                                  YES_X_ NO___

     As of June 30, 2001, 5,650,000 shares of common stock were outstanding.

Part I -- FINANCIAL INFORMATION
Item 1.   Financial Statements

                                MORO CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                         June 30,                December 31,
                                                                           2001                     2000
                                                                        -----------              ------------
                                                                        (unaudited)
Current assets:
    Cash                                                                 $  483,073               $  460,458
    Accounts receivable                                                   1,798,815                1,588,004
    Inventory                                                               706,024                  516,345
    Other current assets                                                      7,013                   10,179
                                                                         ----------               ----------
          Total current assets                                            2,994,925                2,574,986

Equipment, net                                                              263,585                  287,657

Deposits                                                                     11,653                   11,653
                                                                         ----------               ----------
                                                                         $3,270,163               $2,874,296
                                                                         ==========               ==========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Line of credit                                                       $  729,700               $  865,600
    Notes payable and current portion
     of long-term debt                                                      171,080                  222,006
    Accounts payable                                                        763,443                  430,861
    Accrued expenses                                                        161,232                  160,337
    Income taxes payable                                                    155,000                   16,000
                                                                         ----------               ----------
          Total current liabilities                                       1,980,455                1,694,804
                                                                         ----------               ----------

Long-term liabilities:
    Long-term debt, net of current portion                                  338,024                  454,105
    Deferred tax liability                                                    4,000                    4,000
                                                                         ----------               ----------
          Total long-term liabilities                                       342,024                  458,105
                                                                         ----------               ----------
Stockholders' equity:
    Common stock, $.001 par value;
     authorized 25,000,000 shares;
     issued and outstanding 5,650,000 shares                                  5,650                    5,650
    Additional paid-in capital                                              493,925                  493,925
    Retained earnings                                                       448,109                  221,812
                                                                         ----------               ----------
                                                                            947,684                  721,387
                                                                         ----------               ----------

                                                                         $3,270,163               $2,874,296
                                                                         ==========               ==========


                See notes to consolidated financial statements.

                                MORO CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Three Months Ended                  Six Months Ended
                                                               June 30,                            June 30,
                                                      -----------------------------      ----------------------------
                                                         2001              2000             2001              2000
                                                      ----------        ----------       ----------        ----------
Sales                                                 $3,025,016        $2,574,289       $4,799,159        $2,574,289

Cost of sales                                          2,055,778         1,727,934        3,192,165         1,727,934
                                                      ----------        ----------       ----------        ----------
Gross profit                                             969,238           846,355        1,606,994           846,355
                                                      ----------        ----------       ----------        ----------
Operating expenses:
Selling, general and administrative
  expenses                                               634,189           586,212        1,169,138           596,212
Depreciation expense                                      10,741             6,037           22,066             6,037
                                                      ----------        ----------       ----------        ----------
                                                         644,930           592,249        1,191,204           602,249
                                                      ----------        ----------       ----------        ----------

Operating income                                         324,308           254,106          415,790           244,106
                                                      ----------        ----------       ----------        ----------

Other income (expense):
Interest income                                            8,592                --           11,343                --
Interest expense                                         (15,671)          (36,084)         (45,836)          (36,733)
                                                      ----------        ----------       ----------        ----------
                                                          (7,079)          (36,084)         (34,493)          (36,733)
                                                      ----------        ----------       ----------        ----------

Income before income taxes                               317,229           218,022          381,297           207,373

Provision for income taxes                               138,000            84,119          155,000            84,119
                                                      ----------        ----------       ----------        ----------

Net income                                            $  179,229         $ 133,903        $ 226,297         $ 123,254
                                                      ==========         =========        =========         =========

Earnings per share -
  basic and diluted                                   $      .03         $     .02        $     .04         $     .02
                                                      ==========         =========        =========         =========

Weighted average shares                                5,650,000         5,600,000        5,650,000         5,304,972
                                                      ==========         =========        =========         =========


                See notes to consolidated financial statements.

                                MORO CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Six Months Ended            Six Months Ended
                                                                        June 30, 2001               June 30, 2000
                                                                       ----------------            ----------------
Cash flows from operating activities:
Net income                                                                  $ 226,297                $   123,254
Adjustment to reconcile net income to
 net cash used by operating activities:
        Common stock issued for services                                           --                     10,000
        Depreciation                                                           22,066                      6,037
Changes in assets and liabilities:
        Increase in accounts receivable                                      (210,811)                (1,690,732)
        Increase in inventory                                                (189,679)                  (494,801)
        (Increase) decrease in other current assets                             3,166                    (11,265)
        Increase in deposit                                                        --                    (11,653)
        Increase in accounts payable and accrued
          expenses                                                            333,477                    658,870
        Increase in income taxes payable                                      139,000                     84,119
                                                                            ---------                -----------
Net cash provided (used) by operating activities                              323,516                 (1,326,171)
                                                                            ---------                -----------

Cash flows provided (used) by investing activities:
        Purchase of property and equipment                                     (2,994)                  (258,307)
        Proceeds from sale of equipment                                         5,000                         --
                                                                            ---------                -----------
Net cash provided by investing activities                                       2,006                   (258,307)
                                                                            ---------                -----------

Cash flows provided (used) by financing activities:
        Issuance of common stock                                                   --                    200,000
        Capital contributions                                                      --                    205,750
        Proceeds of line of credit                                            464,100                  1,021,000
        Repayments of line of credit                                         (600,000                         --
        Proceeds of notes payable                                                  --                    644,861
        Principal payments of notes payable                                  (167,007)                    (6,250)
                                                                            ---------                -----------
Net cash provided by financing activities                                    (302,907)                 2,065,361
                                                                            ---------                -----------

Net increase in cash                                                           22,615                    480,883

Cash at beginning of year                                                     460,458                         --
                                                                            ---------                -----------

Cash at end of year                                                         $ 483,073                $   480,883
                                                                            =========                ===========


Supplemental disclosures of cash flow information:
        Cash paid for interest                                              $  43,400                $    35,252
                                                                            =========                ===========
        Cash paid for taxes                                                 $  16,000                $        --
                                                                            =========                ===========

Supplemental disclosure of non-cash financing activities:
        Common stock issued for services                                                             $    10,000
                                                                                                     ===========


                 See notes to consolidated financial statements.

                                MORO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                                   (Unaudited)




NOTE 1        BASIS OF PRESENTATIONS

              The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

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

                                MORO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2001 AND 2000
                                   (Unaudited)




NOTE 2       ACQUISITION (Continued)

                                                                            Six months ended
                                                                              June 30, 2000
                                                                            ----------------

                  Sales                                                         $4,620,973
                  Cost of sales                                                  3,087,431
                                                                                ----------
                  Gross profit                                                   1,533,542
                  Operating expenses                                             1,127,681
                                                                                ----------
                  Operating income                                                 405,861
                  Interest expense - net                                            37,382
                                                                                ----------
                  Income before income taxes                                       368,479
                  Provision for income taxes                                       150,000
                                                                                ----------

                  Net income                                                    $  218,479
                                                                                ==========

                  Basis earnings per common share                               $      .04
                                                                                ==========
                  Diluted earnings per common share                             $      .04
                                                                                ==========

                  Weighted average shares                                        5,304,972
                                                                                ==========

NOTE 3       INVENTORY
             Inventory is recorded at the lower of cost or market using the first-in, first-out (FIFO) method. As of June 30, 2001, inventories consist of raw materials of $706,024.

Item 2. Management's Discussion and Analysis or Plan of Operations.

Results of Operations

     During the three months ended June 30, 2001, the Company had revenue of $3,025,000 and net income of $179,000, which was 17% and 34%, respectively, greater than for the same period in 2000. Net income margin was 5.9% versus 5.2% a year ago. Earnings per share were $.03 per share versus $.02 during the second quarter of 2000. The improvement was due to strong demand for the Company's products and increased profit margins.

     During the six months ended June 30, 2001, the Company had revenue of $4,799,000 and net income of $226,000 compared with revenue of $2,574,000 and net income of $123,000 for the same period in 2000. During the first quarter of 2000, the Company was an inactive public shell.

Liquidity and Capital Resources

     For the six months ended June 30, 2001, there was a net increase of cash of $22,615. Cash flows from operating activities of $323,516 were largely offset by negative cash flows from financing activities (mainly repayments of bank debt).

     As of June 30, 2001, cash on hand was $483,073 and working capital was $1,014,470. The Company believes that its financial resources are adequate to fund the current level of operations.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     MORO CORPORATION

Date: August 14, 2001                                By: /s/ David W. Menard
                                                        ------------------------
                                                        David W. Menard,
                                                        President