Form 10-Q
period 2001-09-30
MORO CORP
filed 2001-11-14
CIK 940800

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


                    For the Quarter Ended September 30, 2001
                          Commission File No. 000-26828

                    ----------------------------------------

                                MORO CORPORATION
             (Exact name of registrant as specified in its charter)

                    ----------------------------------------


          Delaware                                      51-0338736
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



                             YES   X     NO
                                 -----      -----

  As of September 30, 2001, 5,650,000 shares of common stock were outstanding.

                                MORO CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                               September 30,    December 31,
                                                                   2001             2000
                                                                -----------     -----------
                                                                (Unaudited)
                         ASSETS

CURRENT ASSETS
  Cash                                                          $   403,478     $   460,458
  Accounts receivable                                             2,100,972       1,588,004
  Inventory                                                         742,613         516,345
  Other current assets                                               36,713          10,179
                                                                -----------     -----------
      Total current assets                                        3,283,776       2,574,986

EQUIPMENT, NET                                                      309,377         287,657

DEPOSITS                                                              5,593          11,653
                                                                -----------     -----------
                                                                $ 3,598,746     $ 2,874,296
                                                                ===========     ===========


          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Line of credit                                                $   777,475     $   865,600
  Notes payable and current portion of long-term debt               171,080         222,006
  Accounts payable                                                  717,165         430,861
  Accrued expenses                                                  206,258         160,337
  Income taxes payable                                              274,000          16,000
                                                                -----------     -----------
      Total current liabilities                                   2,145,978       1,694,804
                                                                -----------     -----------
LONG-TERM LIABILITIES
  Long-term debt, net of current  portion                           325,079         454,105
  Deferred tax liability                                              4,000           4,000
                                                                -----------     -----------
      Total long-term liabilities                                   329,079         458,105
                                                                -----------     -----------
STOCKHOLDERS' EQUITY
  Common stock, $.001 par value, authorized 25,000,000 shares;
    issued and outstanding 5,650,000 shares                           5,650           5,650
Additional paid-in capital                                          493,925         493,925
Retained earnings                                                   624,114         221,812
                                                                -----------     -----------
      Total stockholders' equity                                  1,123,689         721,387
                                                                -----------     -----------
                                                                $ 3,598,746     $ 2,874,296
                                                                ===========     ===========


                 See notes to consolidated financial statements
                                      (2)

                                MORO CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three Months Ended                     Nine Months Ended
                                                           September 30,                          September 30,
                                                     ---------------------------           ----------------------------
                                                         2001            2000                 2001              2000
                                                     -----------     -----------           -----------      -----------
Sales                                                $ 3,143,932     $ 2,660,377           $ 7,943,091      $ 5,234,666


Cost of sales                                          2,082,073       1,857,092             5,274,238        3,585,026
                                                     -----------     -----------           -----------      -----------

Gross profit                                           1,061,859         803,285             2,668,853        1,649,640
                                                     -----------     -----------           -----------      -----------

Operating expenses:
  Selling, general and administrative expenses           731,739         573,171             1,900,877        1,169,383
  Depreciation expenses                                   15,251          15,363                37,317           21,400
                                                     -----------     -----------           -----------      -----------
      Total operating expense                            746,990         588,534             1,938,194        1,190,783
                                                     -----------     -----------           -----------      -----------
Operating income                                         314,869         214,751               730,659          458,857
                                                     -----------     -----------           -----------      -----------

Other income (expense):
  Interest income                                          4,379                                15,722
  Interest expenses                                      (24,243)        (44,366)              (70,079)         (81,099)
                                                     -----------     -----------           -----------      -----------
                                                         (19,864)        (44,366)              (54,357)         (81,099)
                                                     -----------     -----------           -----------      -----------


Income before income taxes                               295,005         170,385               676,302          377,758


Provision for income taxes                               119,000          80,874               274,000          164,993
                                                     -----------     -----------           -----------      -----------
Net income                                           $   176,005     $    89,511           $   402,302      $   212,765
                                                     ===========     ===========           ===========      ===========

Earnings per share - basic and diluted                     $0.03           $0.02                 $0.07            $0.04
                                                     ===========     ===========           ===========      ===========

Weighted average shares                                5,650,000       5,387,143             5,650,000        5,289,632
                                                     ===========     ===========           ===========      ===========


                 See notes to consolidated financial statements
                                      (3)

                                MORO CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                 Nine Months Ended     Nine Months Ended
                                                                 September 30, 2001    September 30, 2000
                                                                 ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                         $ 402,302              $ 212,765
  Adjustments to reconcile net income to net cash provided by operating activities:
      Common stock issued for services                                                         10,000
      Depreciation                                                      37,317                 21,400
  Changes in assets and liabilities:
    Increase in accounts receivable                                   (512,968)              (476,855)
    Increase in inventory                                             (226,268)              (515,708)
    Increase in other current assests                                  (26,534)               (32,511)
    (Increase) decrease in deposit                                       6,060                (11,653)
    Increase in accounts payable and accrued expenses                  332,225                805,083
    Increase in income taxes payable                                   258,000                164,993
                                                                     ---------              ---------
      Net cash provided by operating activities                        270,314                177,514
                                                                     ---------              ---------
CASH FLOWS USED BY INVESTING ACTIVITIES
  Purchase of property and equipment                                   (64,037)              (316,370)
  Proceeds from sale of equipment                                        5,000
  Acquisitions                                                                             (1,406,212)
                                                                     ---------              ---------
      Net cash used in investing activities                            (59,037)            (1,722,582)
                                                                     ---------              ---------
CASH FLOWS (USED) PROVIDED BY FINANCING ACTIVITIES
  Issuance of common stock                                                                    225,000
  Capital contributions                                                                       205,750
  Proceeds from line of credit                                         511,875              1,021,000
  Repayments of line of credit                                        (600,000)              (200,000)
  Proceeds of notes payable                                                                   644,861
  Principal payments of notes payable                                 (179,952)               (12,500)
                                                                     ---------              ---------
      Net cash (used) provided by financing activities                (268,077)             1,884,111
                                                                     ---------              ---------
      Net (decrease) increase in cash                                  (56,980)               339,043

CASH, BEGINNING                                                        460,458
                                                                     ---------              ---------
CASH, ENDING                                                         $ 403,478              $ 339,043
                                                                     =========              =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for interest                                             $  66,943              $  58,716
                                                                     =========              =========
  Cash paid for taxes                                                $  16,644
                                                                     =========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
  Common stock issued for services                                                          $  10,000
                                                                                            =========


                 See notes to consolidated financial statements
                                      (4)

                                MORO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000




NOTE 1        BASIS OF PRESENTATIONS

              The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

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


                                      (5)

                                MORO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2001 AND 2000





NOTE 2        ACQUISITION (Continued)
                                                       Nine months ended
                                                       September 30, 2000
                                                       ------------------

                  Sales                                     $7,281,350
                  Cost of sales                              4,944,523
                                                            ----------
                  Gross profit                               2,336,827
                  Operating expenses                         1,716,215
                                                            ----------
                  Operating income                             620,612
                  Interest expense - net                        81,748
                                                           -----------
                  Income before income taxes                   538,864
                  Provision for income taxes                   220,000
                                                           -----------

                  Net income                                $  318,864
                                                            ==========

                  Basic earnings per common share                 $.06
                                                            ==========
                  Diluted earnings per common share               $.06
                                                            ==========

                  Weighted average shares                    5,289,632
                                                            ==========

NOTE 3        INVENTORY

              Inventory is recorded at the lower of cost or market using the first-in, first-out (FIFO) method. As of September 30, 2001, inventories consist of raw materials of $742,613.



                                      (6)

Item 2.  Management's Discussion and Analysis or Plan of Operations.

Results of Operations

         During the three months ended September 30, 2001, the Company had revenue of $3,143,932 and net income of $176,005 which was 18% and 97%, respectively, greater than for the same period in 2000. Net income margin was 5.6% versus 3.4% a year ago. Earnings per share were $.03 per share versus $.02 during the third quarter of 2000. The improvement was due to strong demand for the Company's products and increased profit margins.

         During the nine months ended September 30, 2001, the Company had revenue of $7,943,091 and net income of $402,302 compared with revenue of $5,234,666 and net income of $212,765 for the same period in 2000. During the first quarter of 2000, the Company was an inactive public shell.

Liquidity and Capital Resources

         For the nine months ended September 30, 2001, there was a net decrease of cash of $56,980. Cash flows from operating activities of $270,314 were largely offset by negative cash flows from financing activities (mainly repayments of bank debt).

         As of September 30, 2001, cash on hand was $403,478 and working capital was $1,137,798. The Company believes that its financial resources are adequate to fund the current level of operations.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 MORO CORPORATION

Date: November 14, 2001                          By: /s/ David W. Menard
                                                 -------------------------------
                                                 David W. Menard
                                                 Chief Executive Officer and
                                                 Principle Financial Officer