Form 10KSB40
period 2001-12-31
MORO CORP
filed 2002-04-01
CIK 940800

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-KSB

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Fiscal Year ended December 31, 2001.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934. For the transition period from        to        .
                                                     ------    -------

Commission file number: 0-26828

                                MORO CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

 Delaware                                                51-0338736
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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO[ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K [x]

Issuer's revenues for its most recent fiscal year: $10,923,365.

As of March 27, 2002, the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock was $465,500.
                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

                           DURING THE PAST FIVE PEARS)

Check whether the issuer has filed all documents and reports to be filed by
Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by the court. Yes [x] No[ ].

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

As of March 27, 2002, the number of shares outstanding of each class of common equity was 5,650,000 shares of Common Stock, par value $.001.

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

         As part of the transaction, MAC assumed substantially all of the known operating liabilities of Ahle. In addition, MAC acquired the assets of Ahle for their net book value plus $100,000, all as set forth in the Asset Purchase Agreement. The purchase price paid by MAC to Ahle was $1,406,212. At the time of the transaction, MAC changed its name from MAC to Ahle.

         For the entire calendar year 2000, Ahle had unaudited sales and operating income before taxes of approximately $9,785,000 and $724,000, respectively. For calendar year 2001, Ahle had audited sales and operating income before taxes of approximately $10,923,365 and $798,665, respectively.

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

Employees

         As of December 31, 2001, the Company had 22 employees, all employed by Ahle on a full time basis.

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

         The Company's subsidiary, Ahle, operates from an approximately 21,700 square foot leased warehouse facility and contiguous 3.4 acre yard site located at Foot of Herman Street, South River, New Jersey. The lease provides for a rental payment of $3,953 per month and expires on April 30, 2006.

Item 3. Legal Proceedings.

         Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

         Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

         The authorized capital stock of the Company consists of 25,000,000 shares of Common Stock, par value $.001 per share, and 5,000,000 shares of preferred stock, par value $.001 per share. The Company has not paid and does not contemplate the payment of any dividends in the foreseeable future. The Company's Common Stock is traded on the National Association of Securities Dealer's, Inc. OTC Bulletin Board under the symbol MRCR.OB. The Common Stock began trading on the OTC Bulletin Board in August 2000. From that date through December 31, 2000, the high bid price for the Common Stock was $3.00 and the low bid price for the Common Stock was $.34. The high and low bid prices for the Common Stock during calendar year 2001 were as follows:

                                                   High             Low
                                                   ----             ---

First Quarter (through March 31, 2001)             $.375            $.3125
Second Quarter (through June 30, 2001)             $.33             $.25
Third Quarter (through September 30, 2001)         $.45             $.30
Fourth Quarter (through December 31, 2001)         $.40             $.30

These quotations reflect inter-dealer prices, without retail mark- up, mark down or commission, and may not reflect actual transactions. On December 31, 2001 there were approximately 260 shareholders of record of the Common Stock.

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

Results of Operations

Year Ended December 31, 2001:

         During the twelve months ended December 31, 2001, the Company had revenues of $10,923,365, gross profit of $3,527,779, net income of $491,665, and earnings per share of $.09. All of the revenues for the twelve months ended December 31, 2001 were attributable to the Company's operating subsidiary, J.M. Ahle Co., Inc. ("Ahle")

         Annual revenues for the year ended December 31, 2001 were $10,923,365 compared to pro forma revenues of $9,785,343 for the year ended December 31, 2000, an 11.6% increase. The increase was attributed primarily to additional quantities of goods sold due to greater product demand from customers. Gross profit increased from $3,265,898 (pro forma) to $3,527,779 for the years ended December 31, 2000 and 2001, respectively. This represented an increase of $261,881, or 8%, primarily as a result of increased sales volume. Net income increased from $427,199 (pro forma) to $491,665 for the years ended December 31, 2000 and 2001, respectively. This represented an increase of $64,466, or 15.1% primarily as a result of increased sales volume. Net interest expense was $40,890 lower in 2001 than in 2000. The decline was due to a reduction in interest rates on the Company's line of credit (even though the outstanding line of credit balance was higher in 2001), lower notes payable balances during 2001, and an increase in the average cash and cash equivalent balances during 2001.

Year Ended December 31, 2000:

         During the twelve months ended December 31, 2000, the Company had revenues of $7,738,659, gross profit of $2,578,710, net income of $332,311, and earnings per share of $.06. All of the revenues for the twelve months ended December 31, 2000 were attributable to the Company's operating subsidiary, J.M. Ahle Co., Inc. ("Ahle") which was acquired by the Company as of April 1, 2000.

         On a pro forma basis, annual revenues for the year ended December 31, 2000 were $9,785,343 compared to $7,937,110 for the year ended December 31, 1999, a 23.3% increase. The increase was attributed primarily to additional quantities of goods sold due to greater product demand from customers. Pro forma gross profit increased from $2,479,682 to $3,265,898 for the years ended December 31, 1999 and 2000, respectively. This represented an increase of $786,216 or 31.7% primarily as a result of increased sales volume, but also due to increased gross profit margins. Pro forma net income increased from $320,913 to $427,199 for the years ended December 31, 1999 and 2000, respectively. This represented an increase of $106,286 or 33.1% primarily as a result of increased sales volume, but also due to increased profit margins offset partially by interest expense incurred during 2000, whereas no interest expense was incurred during 1999.

Liquidity and Capital Resources

         For the twelve month period ended December 31, 2001, there was a net increase in cash of $185,256. This was attributable to the net cash provided by financing activities of $70,877 and cash provided by operating activities of $184,866 less cash used for investing activities of $70,487. As of December 31, 2001, total cash on hand was $645,714, and working capital was $1,221,784. During the 2001 calendar year, the available amount under the Company's line of credit was increased from $1,250,000 to $1,500,000, and the interest rate thereon was decreased from the bank's prime rate plus .75% to the bank's prime rate plus .25%.

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

Item 7. Financial Statements.
                                                              Page

Report of Independent Auditors                                F-1

Balance Sheets                                                F-2

Statement of Operations                                       F-3

Statement of Stockholders' Equity                             F-4

Statement of Cash Flows                                       F-5

Notes to Financial Statements                                 F-6

                                MORO CORPORATION

                              FINANCIAL STATEMENTS
                                       AND
                          INDEPENDENT AUDITOR'S REPORT

                           DECEMBER 31, 2001 AND 2000

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors and Stockholders
Moro Corporation
Bala Cynwyd, Pennsylvania


We have audited the accompanying consolidated balance sheets of Moro Corporation and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Moro Corporation as of December 31, 2001 and 2000 and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

                                             LARSON, ALLEN WEISHAIR & CO., LLP

Blue Bell, Pennsylvania
March 21, 2002

                                MORO CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                                                                                2001                   2000
                                                                             ----------             ----------
                                        ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                $  645,714             $  460,458
    Accounts receivable, net                                                  1,864,857              1,588,004
    Inventory                                                                   525,872                516,345
    Prepaid income taxes                                                         59,000                     --
    Other current assets                                                          7,013                 10,179
                                                                             ----------             ----------
          Total current assets                                                3,102,456              2,574,986

PROPERTY AND EQUIPMENT, NET                                                     307,988                287,657

DEPOSITS                                                                          5,593                 11,653
                                                                             ----------             ----------
                          LIABILITIES AND STOCKHOLDERS' EQUITY               $3,416,037             $2,874,296
                                                                             ==========             ==========

CURRENT LIABILITIES
    Line of credit                                                           $1,186,475             $  865,600
    Current portion of long-term debt                                           118,800                222,006
    Accounts payable                                                            462,029                430,861
    Accrued expenses                                                            113,368                160,337
    Income taxes payable                                                             --                 16,000
                                                                             ----------             ----------
          Total current liabilities                                           1,880,672              1,694,804
                                                                             ----------             ----------

LONG-TERM LIABILITIES                                                           307,313                454,105
    Long-term debt, net of current portion                                       15,000                  4,000
                                                                             ----------             ----------
    Deferred tax liability                                                      322,313                458,105
                                                                             ----------             ----------
          Total long-term liabilities

STOCKHOLDERS' EQUITY
    Common stock, $.001 par value, authorized 25,000,000 shares;
     issued and outstanding 5,650,000 shares at December 31,
     2001 and 5,650,000 shares at December 31, 2000                               5,650                  5,650
    Additional paid-in capital                                                  493,925                493,925
    Retained earnings                                                           713,477                221,812
                                                                             ----------             ----------
                                                                              1,213,052                721,387
                                                                             ----------             ----------
          Total stockholders' equity                                         $3,416,037             $2,874,296
                                                                             ==========             ==========


                 See notes to consolidated financial statements

                                MORO CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                 2001                     2000
                                                            ------------              ------------
NET SALES                                                   $ 10,923,365              $  7,738,659

COST OF GOODS SOLD                                             7,395,586                 5,159,949
                                                            ------------              ------------
GROSS PROFIT                                                   3,527,779                 2,578,710
                                                            ------------              ------------
OPERATING EXPENSES
   Selling, general and administrative expenses                2,655,260                 1,911,655
                                                            ------------              ------------
     Total operating expense                                   2,655,260                 1,911,655
                                                            ------------              ------------
OPERATING INCOME                                                 872,519                   667,055

OTHER INCOME (EXPENSE)
   Interest income                                                19,033                     3,761
   Interest expense                                              (92,887)                 (118,505)
                                                            ------------              ------------
INCOME BEFORE INCOME TAXES                                       798,665                   552,311

PROVISION FOR INCOME TAXES                                       307,000                   220,000
                                                            ------------              ------------
NET INCOME                                                  $    491,665              $    332,311
                                                            ============              ============
EARNINGS PER SHARE - BASIC AND DILUTED                      $       0.09              $       0.06
                                                            ============              ============
WEIGHTED AVERAGE SHARES                                        5,650,000                 5,334,214
                                                            ============              ============

                 See notes to consolidated financial statements

                                MORO CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                   Common         Additional        Retained
                                                   Stock        Paid-In Capital     Earnings          Total
                                               ------------     ---------------  -------------    -------------
Balance at January 1, 2000                     $     5,000      $    53,825      $  (110,499)     $   (51,674)

Issuance of common stock                               571          199,429               --          200,000

Issuance of common stock for services                   29            9,971               --           10,000

Issuance of common stock warrants                       50           24,950               --           25,000

Principal shareholder contributed capital               --          205,750               --          205,750

Net income                                              --               --          332,311          332,311
                                               -----------      -----------      -----------      -----------
Balance at December 31, 2000                         5,650          493,925          221,812          721,387

Net income                                              --               --          491,665          491,665
                                               -----------      -----------      -----------      -----------
Balance at December 31, 2001                   $     5,650      $   493,925      $   713,477      $ 1,213,052
                                               ===========      ===========      ===========      ===========

                 See notes to consolidated financial statements

                                MORO CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                                       2001                    2000
                                                                                    ----------             -----------
CASH FLOW S FROM OPERATING ACTIVITIES
  Net income                                                                        $  491,665             $   332,311
  Adjustments to reconcile net income to net cash provided by operating activities:
    Common stock issued for services                                                         -                  10,000
    Depreciation                                                                        50,156                  28,713
   Changes in assets and liabilities:
    Increase in accounts receivable                                                   (276,853)               (181,792)
    Increase in inventory                                                               (9,527)               (516,345)
    Decrease (increase) in other current assets                                          3,166                 (10,179)
    Decrease (increase) in deposits                                                      6,060                 (11,653)
    (Decrease) increase in accounts payable and accrued expenses                       (15,801)                589,524
    (Decrease) Increase in income taxes payable                                        (75,000)                 16,000
    Increase in deferred taxes                                                          11,000                   4,000
                                                                                    ----------             -----------
      Net cash provided by operating activities                                        184,866                 260,579
                                                                                    ----------             -----------
CASH FLOW S FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                                   (75,487)               (316,370)
  Proceeds from sale of equipment                                                        5,000                       -
  Acquisition of net assets                                                                  -              (1,406,212)
                                                                                    ----------             -----------
     Net cash used in investing activities                                             (70,487)             (1,722,582)
                                                                                    ----------             -----------

CASH FLOW S FROM FINANCING ACTIVITIES
  Issuance of common stock                                                                   -                 225,000
  Capital contributions                                                                      -                 205,750
  Proceeds of line of credit                                                           920,875               1,065,600
  Repayments of line of credit                                                        (600,000)               (200,000)
  Proceeds of notes payable                                                                  -                 644,861
  Principal payments of notes payable                                                 (249,998)                (18,750)
                                                                                    ----------             -----------
     Net cash provided by financing activities                                          70,877               1,922,461
                                                                                    ----------             -----------
     Net increase in cash                                                              185,256                 460,458

CASH, BEGINNING                                                                        460,458                       -
                                                                                    ----------             -----------
CASH, ENDING                                                                        $  645,714             $   460,458
                                                                                    ==========             ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for interest                                                            $   89,752             $   102,384
                                                                                    ==========             ===========
  Cash paid for taxes                                                               $  371,644             $   200,000
                                                                                    ==========             ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING
 ACTIVITIES
  Common stock issued for services                                                  $        -             $    10,000
                                                                                    ==========             ===========

                 See notes to consolidated financial statements

                                MORO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 1 DESCRIPTION OF THE BUSINESS

       Prior to March 31, 2000, the Company was engaged in the identification, evaluation and investigation of prospective business opportunities, and if believed warranted, to acquire such businesses.

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Principles of consolidation

       The consolidated financial statements include the accounts of the Company's wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated.

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

       Inventory

       Inventory is recorded at the lower of cost or market using the first-in, first-out (FIFO) method. As of December 31, 2001 and 2000, all inventories consist of raw materials, which are available for resale.

       Equipment and Depreciation

       Property and equipment are carried at cost. Depreciation is calculated using the straight-line method over their estimated useful lives of seven years.

       Revenue Recognition

       Revenue from product sales is recognized upon shipment to customers, title passing and all obligations of the Company have been satisfied. Provisions for discounts and rebates to customers, and returns and other adjustments are provided for in the same period the related sales are recorded.

                                MORO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Shipping and Handling Costs

       The Company includes shipping and handling costs in selling, general and administrative expenses.

       Advertising

       Advertising costs are charged to operations in the year incurred and totaled $10,386 and $5,174 in 2001 and 2000, respectively.

       Stock-based compensation

       The Company has elected to follow the measurement guidance provided by Accounting Principles Board Opinion No. 25, Accounting for
       Stock Issued to Employees (APB 25), and related interpretations in accounting for its stock options. Under APB 25, when the exercise price of the Company's employee stock options is not less than the fair value for accounting purposes of the underlying stock on the date of grant, no compensation expense is recognized.

       Segment information

       SFAS No. 131, Segment Information, amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in SFAS No. 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and in addressing performance. The financial information is required to be reported on the basis that is used internally for evaluating this segment performance. The Company operates in one business segment: fabricator/distributor of reinforcing steel.

       Income taxes

       Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of balance sheet items for financial and income tax reporting. The deferred tax liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the liabilities are settled. A valuation allowance is provided when realization of a deferred tax asset is unlikely.

       Comprehensive income

       The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income shall be reported, net of their related tax effect, to arrive at comprehensive income. The Company does not have any comprehensive income items at December 31, 2001 and 2000.

                                MORO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Use of estimates

       The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Recently issued accounting principles

       In June 2001, the Financial Accounting Standards Board issued Statement on Financial Accounting Standard (SFAS) No. 141, Accounting for Business Combinations and SFAS No. 142, Accounting for Goodwill and Other Intangible Assets.

       The provisions of SFAS No. 141 relates to transactions that occur after June 30, 2001. SFAS No. 141 will not effect the financial statements of the Company.

       The provisions of SFAS No. 142 shall be applied to fiscal years beginning after December 31, 2001. The provisions of SFAS No. 142 eliminated goodwill amortization and provided for standards on testing the impairment of goodwill and other intangible assets at least annually. The adoption of this standard is expected to have no effect on the Company's financial statements.

       Earnings per share of common stock

       In 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share. SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. Unlike the previously reported primary earnings per share, basic earning per share excludes the dilutive effects of stock options. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. Earnings per share amounts have been calculated in accordance with requirements of SFAS No. 128. For the year ended December 31, 2001 and 2000, the computation of diluted earnings per share was antidilutive; therefore, the amounts reported for basic and dilutive earnings per share were the same.

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

                                MORO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 3 ACQUISITION

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


                                                                Year Ended
                                                             December 31, 2000
                                                             -----------------

       Sales                                                    $ 9,785,343
       Cost of sales                                              6,519,445
       Gross profit                                               3,265,898
       Operating expenses                                         2,427,088
                                                                -----------
       Operating income                                             838,810
       Interest expense - net                                       114,744
                                                                -----------
       Income before income taxes                                   724,066
       Provision for income taxes                                   296,867
                                                                -----------
       Net income                                               $   427,199
                                                                ===========
       Basic earnings per common share                          $       .08
                                                                ===========
       Diluted earnings per common share                        $       .08
                                                                ===========

       Weighted average shares                                    5,334,214
                                                                ===========

NOTE 4 ACCOUNTS RECEIVABLE
                                                    2001             2000
                                                 -----------     -----------
       Accounts receivable                       $ 1,865,757     $ 1,588,004
       Less: allowance for doubtful accounts             900               0
                                                 -----------     -----------
                                                 $ 1,864,857     $ 1,588,004
                                                 ===========     ===========
NOTE 5 PROPERTY AND EQUIPMENT
                                                    2001             2000
                                                 -----------     -----------

       Property and equipment                    $  386,322      $   315,835
       Less: accumulated depreciation                78,334           28,178
                                                 -----------     -----------
                                                 $  307,988      $   287,657
                                                 ===========     ===========

                                MORO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 6 LEASE

       The Company leases its facility under an operating lease, requiring monthly payments of $3,953, expiring in April 2006. Rent expense was $50,626 and $33,170 for the years ended December 31, 2001 and 2000, respectively.

NOTE 7 DEMAND NOTES PAYABLE, BANK

       The Company has available a $1,500,000 line of credit from a bank which accrues interest at prime plus .25% (5.0% and 9.75% at December 31, 2001 and 2000, respectively). At December 31, 2001 and 2000 borrowings on the line of credit were $1,186,475 and $865,600, respectively. The line of credit is secured by all corporate assets.

NOTE 8 NOTE PAYABLE, CREDITOR

       There is a short-term note payable due on demand, which accrues interest at 5% per annum. The balance at December 31, 2001 and 2000 was $0 and $50,000, respectively.

NOTE 9 LONG-TERM DEBT
                                                     2001             2002
                                                  ---------        ---------
       Term loan, bank, due April 1, 2005,
       payable in 60 equal monthly principal
       and interest installments at 9.00% per
       annum. Corporate assets are pledged as
       collateral.                                $  83,333        $ 106,250

       Subordinate term loan, due to the
       President of the Company, due April 1,
       2005, payable in 60 monthly interest
       installments at 9.0% per annum.
       Principal payable in equal annual
       installments of $75,000 beginning on
       April 1, 2002.                               300,000          300,000

       Term loan, $150,000 bears interest at
       8% per annum. Due April 1, 2001.
       Remaining $100,000 payable in twelve
       equal quarterly installments beginning
       April 1, 2001 and ending January 1,
       2004 and bears no interest. Interest
       has been imputed at 8% per annum.             42,780          219,861
                                                  ---------        ---------
                                                    426,613          626,111
       Less: current portion                        118,800          172,006
                                                  ---------        ---------
                                                  $ 307,313        $ 454,105
                                                  =========        =========
Maturities of long-term debt are as follows:

          2002                          $ 118,800
          2003                            118,800
          2004                            101,013
          2005                             88,000
                                        ---------
                                        $ 426,613
                                        =========

                                MORO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 9 LONG-TERM DEBT

       On March 31, 2000 the President of the Company borrowed $300,000 from a bank on substantially the same terms and conditions as exist in connection with the subordinated term loan made by the President to the Company. The Company and subsidiary guarantee the repayment of bank loan to the President.

NOTE 10 LEGAL PROCEEDINGS

       The Company is not a party to any pending legal proceedings.

NOTE 11 COMMON AND PREFERRED STOCK

       The total number of shares of all classes of stock which the Company has authority to issue is 30,000,000 shares, consisting of (a) twenty-five million (25,000,000) shares of Common Stock, par value $.001 per share, and (b) five million (5,000,000) shares of Preferred Stock, par value $.001 per share. The preferred stock may be issued in one or more series, and may have special rights and qualifications, limitations, or restrictions as shall be stated in the resolution or resolutions providing for the issue thereof adopted by the Board of Directors of the Company, from time to time.

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

NOTE 12 INCENTIVE STOCK OPTION PLAN

       In 2000, the Company established an incentive stock option plan (the
       Plan) and presently has reserved 300,000 shares of the Company's common stock for issuance under the Plan. Options granted pursuant to the Plan and contractual agreements at December 31, 2001 and 2000 were 60,000 and those options were granted to key employees. The exercise price is $.75 per common share, and are exercisable through July 31, 2005. All issuances were granted at the fair market value of the Company's common stock at time of grant.

                                MORO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 12 INCENTIVE STOCK OPTION PLAN

       Stock options may be granted as either incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or as options not qualified under Section 422 of the Code. All options are issued with an exercise price at or above 100 percent of the fair market value of the common stock on the date of grant. Incentive stock option plan awards of restricted stock are intended to qualify as deductible performance-based compensation under
       Section 162(m) of the Code. Incentive stock option awards of unrestricted stock are not designed to be deductible to the Company under Section 162(m).

       Stock option transactions for employees during 2001 and 2000 are as follows:

                                                                                Weighted Average
                                                              Exercise Price     Exercise Price
                                     Option       Vested        Per Vested         Per Vested
                                     Shares       Share        Common Share       Common Share
                                     ------       ------       ------------       ------------
Balance, January 1, 2000                  0            0
Granted/vested during the year       60,000       60,000          $.75               $.75
                                     ------       ------

Balance, December 31, 2000           60,000       60,000
Granted/vested during the year            0            0
                                     ------       ------

Balance, December 31, 2001           60,000       60,000          $.75               $.75
                                     ======       ======

       Information with respect to employee stock options outstanding and employee stock options exercisable at December 31, 2001 is as follows:

                                 Employee Options Outstanding
                         --------------------------------------------
                           Number                    Weighted Average
Exercise                 Outstanding                    Remaining                 Weighted Average
 Prices                  at 12/31/01                 Contractual Life              Exercise Price
--------                 -----------                 ----------------             ----------------
 $.75                      60,000                       3.58 years                     $.75

                               Employee Options Exercisable
                         --------------------------------------------

                                          Number
                      Exercise         Outstanding        Weighted Average
                       Prices          at 12/31/01         Exercise Price
                      --------         -----------        ----------------
                        $.75             60,000                 $.75

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

                                MORO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 12 INCENTIVE STOCK OPTION PLAN

       Had compensation cost for the Company's stock option plan been determined based on the fair value of the Company's common stock at the dates of awards under the fair value method of SFAS No. 123, the Company's net income per common share would have been reduced to the pro forma amounts indicated below.

                                                                      2000
                                                                      ----
       Net income:
         As reported                                                $332,331
         Pro forma                                                  $313,311

       Net income per common share basic and diluted:
         As reported                                                $    .06
                                                                    ========
         Pro forma                                                  $    .06
                                                                    ========

       Significant assumptions used to calculate the above fair value of the awards are as follows:

                                                                      2000
                                                                      ----

       Risk free interest rates of return                              6.00%
       Expected option life                                        60 months
       Volatility                                                        25%
       Expected dividends                                                 $0

NOTE 13 RETIREMENT PLAN

       The Company's subsidiary maintains a retirement plan that is qualified under Section 401(k) of the Internal Revenue Code. The plan allows eligible employees to contribute up to 15% of their compensation, with the Company matching 50% of the first 6% of employee contributions. Vested benefits vary in accordance with years of credited service.

       Expense for the years ended December 31, 2001 and 2000 was $21,880 and $17,464, respectively.

NOTE 14 INCOME TAX PROVISION

       The income tax provision consisted of the following:

                                                      2001         2000
                                                      ----         ----

                   Current:                        $ 223,000     $ 163,000
                     Federal                          73,000        53,000
                                                   ---------     ---------
                     State                           296,000       216,000
                                                   ---------     ---------

                   Deferred:                           8,500         3,000
                     Federal                           2,500         1,000
                                                   ---------     ---------
                     State                            11,000         4,000
                                                   ---------     ---------
                                                   $ 307,000     $ 220,000
                                                   =========     =========

                                MORO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 14 INCOME TAX PROVISION

       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities are approximately as follows:

                                                      2001         2000
                                                    --------     -------
             Gross deferred tax liabilities:
                Depreciation                        $ 15,000     $ 4,000
                                                    ========     =======

       A reconciliation of income taxes computed at the United States federal statutory income tax rate to the provision for income taxes reflected in the Consolidated Statements of Income for the years ended December 31, 2001 and 2000 is as follows:

                                                          2001         2000
                                                       ---------    ---------
                U.S. Federal income tax at
                Federal statutory rate                 $ 272,000    $ 188,000
                State and local income taxes, net
                  of Federal income tax                   53,000       34,000
                Change in valuation allowance                  -       (2,000)
                Other                                    (18,000)           -
                                                       ---------    ---------
                                                       $ 307,000    $ 220,000
                                                       =========    =========

       At December 31, 2001, the reorganized Company had preconfirmation net operating loss of approximately $48,000. Utilization of net operating loss, which expires in 2019, may be subject to certain limitations under
       Section 382 of the Internal Revenue Code of 1986, as amended. An increase to additional paid in capital will be recorded as the preconfirmation net operating loss is utilized.

NOTE 15 FINANCIAL INSTRUMENTS

       Concentration of credit risk

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

                                MORO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 15 FINANCIAL INSTRUMENTS

       Concentration of credit risk

       While the Company does not require collateral on its trade accounts receivable. The Company has not suffered significant losses with respect to trade accounts receivable.

       Fair value of financial instruments

       Cash, accounts receivables and accounts payable approximate their fair values due to the short maturity of these instruments. The line of credit, which has a variable interest rate, and term loans approximate fair value based on their redemption value.

NOTE 16 SIGNIFICANT VENDORS

       For the year ended December 31, 2001, the Company had three vendors who supplied approximately 57% of total reinforcing steel. Accounts payable related to these vendors at December 31, 2001 amounted to 49% of total accounts payables.

       For the nine months ended December 31, 2000, the Company had three vendors who supplied approximately 59% of total reinforcing steel. Accounts payable related to these vendors at December 31, 2000 amounted to 53% of total accounts payables.

NOTE 17 RELATED PARTY TRANSACTIONS

       The Company has an informal management agreement with an entity in which the majority shareholder has a material interest. Management fees were $125,000 and $50,000 for the years ended December 31, 2001 and 2000, respectively. Amounts owed to this entity were $24,285 and $50,000 for the years ended December 31, 2001 and 2000, respectively.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

        Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons

         The executive officers and Directors of the Company, as of December 31, 2001, together with their ages and business backgrounds are as follows:


        Name                    Age            Position
        ----                    ---            --------

David W. Menard                 64       Chairman of the Board of
                                         Directors, Chief Executive
                                         Officer, President

Lawrence J. Corr                58       Vice President, Director

Phillip Naides                  71       Director

Douglas M. Lurio                45       Director


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

Item 10. Executive Compensation.

         During calendar year 2001, David W. Menard, the Chief Executive Officer of the Company, did not receive any compensation directly from the Company for his services rendered to the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth information regarding beneficial ownership of Common Stock by all persons known to the Company to have owned more than 5% of the outstanding shares of Common Stock on December 31, 2001, and the Common Stock beneficially owned by the directors and officers of the Company as of such date.

                                                                                  Percentage of
Name and Address                        Number of Shares(1)                   Outstanding Shares(2)
----------------                        -------------------                   ---------------------
David W. &                                 4,241,429(3)                                71.8%
Jacqueline J. Menard
Suite 240
111 Presidential Boulevard
Bala Cynwyd, PA 19004

Lawrence J. Corr                              50,000                                      *
Suite 240
111 Presidential Boulevard
Bala Cynwyd, PA 19004

Phillip Naides                                     0                                      *
1750 Oakwood Road
Penn Valley, PA 19072

Douglas M. Lurio                              28,571                                      *
Suite 2340
2005 Market Street
Philadelphia, PA 19103

All Directors and Officers
as a group (4 persons)                     4,320,000                                   74.4%

------------
*Less than one percent.

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

(3) Reflects 2,156,429 shares owned by Mr. Menard and 2,085,000 shares owned by Mrs. Menard.

Item 12. Certain Relationships and Related Transactions.

         On March 31, 2000, and as part of the purchase of Ahle by the Company, David W. Menard and his wife loaned Ahle the sum of $300,000. The loan bears interest at nine percent per annum payable on a monthly basis, in arrears, with the principal payable in four equal consecutive annual installments of $75,000 with the first such installment due on April 1, 2002. The payment by Ahle of the principal and interest thereunder is subordinated to the payment of all indebtedness due by Ahle to Sovereign Bank. On March 31, 2000, the Menards borrowed the sum of $300,000 from Sovereign Bank on substantially the same terms and conditions as exist in connection with the loan made to Ahle by the Menards in the identical principal amount. The Company and Ahle have guaranteed repayment of the loan to the Menards from Sovereign Bank.

         During the 2000 and 2001 calendar years, Colmen Menard, a company owned by David W. Menard, received management services fees from the Company of $50,000 and $125,000, respectively.

Item 13.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

         Number                     Title

         2.1 First Modified Chapter 11 Plan of Reorganization (with attached Disclosure Statement and Supplemental Disclosure Statement) (incorporated by reference from Exhibit 2.1 to the Report on Form 8-K filed on June 16, 1999)

         3.1 Amended And Restated Certificate of Incorporation of the Company (incorporated by reference from Exhibit
                           3.1 to Form 10-KSB for the year ended December 31,
                           1997)

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

**       10.3              First Amendment to Loan And Security Agreement dated
                           August 30, 2001, by and between Sovereign Bank, J.M.
                           Ahle Co., Inc., Moro Corporation, and David W. and
                           Jacqueline J. Menard

**       10.4              Amended and Restated Line of Credit Note dated
                           August 30, 2001 by J.M. Ahle Co., Inc., as maker, in favor of Sovereign Bank, as payee, in the principal amount of $1,500,000

         10.5 Subordinated Term Note dated March 31, 2000 by Moro Acquistion Corp., as maker, in favor of David W. Menard and Jacqueline J. Menard, as payee, in the principal amount of $300,000 (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999)

         10.6 Surety Agreement dated March 31, 2000 by Moro Corporation in favor of Sovereign Bank (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999)

         10.7              Acquisition Term Note dated March 31, 2000 by David
                           W. Menard and Jacqueline J. Menard, as maker, in favor of Sovereign Bank, as payee, in the principal amount of $300,000 (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999)

         10.8 2000 Stock Option Plan dated August 1, 2000 (Incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000)

         10.9 Subscription Agreement between the Company and Greenwood Partners, LLC, dated August 1, 2000 (Incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000)

         10.10 Greenwood Partners Warrant Certificate dated August 1, 2000 (Incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000)

         (b)      Reports on Form 8-K

                  None.
---------------
** - Filed as Exhibits hereto.

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

Signatures                                 Title                             Date
----------                                 -----                             ----
/s/ David W. Menard              President and Director                    March 28, 2002
--------------------             (Principal Executive Officer
David W. Menard                  and Principal Accounting
                                 Officer)

/s/ Lawrence J. Corr             Vice President, Director                  March 28, 2002
---------------------
Lawrence J. Corr

                                 Director                                  March __, 2002
---------------------
Philip Naides


/s/ Douglas M. Lurio             Director                                  March 28, 2002
---------------------
Douglas M. Lurio
