Form 10QSB
period 2002-03-31
MORO CORP
filed 2002-05-13
CIK 940800

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


                      For the Quarter Ended March 31, 2002
                          Commission File No. 000-26828


                         -----------------------------

                                MORO CORPORATION
             (Exact name of registrant as specified in its charter)

                         -----------------------------


          Delaware                                      51-0338736
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  Incorporation or organization)


                             Bala Pointe, Suite 240
                           111 Presidential Boulevard
                           Bala Cynwyd, Pennsylvania      19004
               (Address of principal executive offices) (zip code)

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

    As of March 31, 2002, 5,650,000 shares of common stock were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                MORO CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2002 AND DECEMBER 31, 2001

                                                          March 31,    December 31,
                                                            2002           2001
                                                         ----------     ----------
                                                         (Unaudited)
                      ASSETS
CURRENT ASSETS
  Cash and cash equivalents                              $  541,256     $  645,714
  Accounts receivable                                     1,663,898      1,864,857
  Inventory                                                 531,603        525,872
  Prepaid income taxes                                       40,653         59,000
  Other current assets                                       16,045          7,013
                                                         ----------     ----------
       Total current assets                               2,793,455      3,102,456
PROPERTY AND EQUIPMENT, NET                                 372,330        307,988
DEPOSITS                                                      5,593          5,593
                                                         ----------     ----------
                                                         $3,171,378     $3,416,037
                                                         ==========     ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Line of credit                                         $  722,175     $1,186,475
  Notes payable and current portion of long-term debt       118,800        118,800
  Accounts payable                                          655,200        462,029
  Accrued expenses                                           77,423        113,368
                                                         ----------     ----------
       Total current liabilities                          1,573,598      1,880,672
                                                         ----------     ----------
LONG-TERM LIABILITIES
  Long-term debt, net of current portion                    301,063        307,313
  Deferred tax liability                                     15,000         15,000
                                                         ----------     ----------
       Total long-term liabilities                          316,063        322,313
                                                         ----------     ----------
       Total liabilities                                  1,889,661      2,202,985
                                                         ----------     ----------
STOCKHOLDERS' EQUITY
  Common stock, $.001 par value, 25,000,000 shares
     authorized; 5,650,000 shares issued and
     outstanding                                              5,650          5,650
  Additional paid-in capital                                493,925        493,925
  Retained earnings                                         782,142        713,477
                                                         ----------     ----------
       Total stockholders' equity                         1,281,717      1,213,052
                                                         ----------     ----------
                                                         $3,171,378     $3,416,037
                                                         ==========     ==========

          See accompanying notes to consolidated financial statements

                                MORO CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


                                                          2002              2001
                                                       ----------       ----------
SALES                                                  $2,276,509       $1,774,143

COST OF SALES                                           1,768,310        1,357,007
                                                       ----------       ----------

GROSS PROFIT                                              508,199          417,136

OPERATING EXPENSES
   Selling, general and administrative expenses           390,066          325,654
                                                       ----------       ----------

OPERATING INCOME                                          118,133           91,482

OTHER INCOME (EXPENSE)
   Interest income                                          2,029            2,751
   Interest expense                                       (24,497)         (30,165)
                                                       ----------       ----------
INCOME BEFORE INCOME TAXES                                 95,665           64,068

PROVISION FOR INCOME TAXES                                 27,000           17,000
                                                       ----------       ----------
NET INCOME                                             $   68,665       $   47,068
                                                       ==========       ==========
EARNINGS PER SHARE - BASIC AND DILUTED                       0.01             0.01
                                                       ==========       ==========
WEIGHTED AVERAGE SHARES                                 5,650,000        5,650,000
                                                       ==========       ==========


          See accompanying notes to consolidated financial statements

                                MORO CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                                                                    2002          2001
                                                                                 ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                    $  68,665    $  47,068
   Adjustments to reconcile net income to net cash provided by operating activities:
     Noncash items included in net income:
        Depreciation                                                                16,956       11,325
     Changes in assets and liabilities:
        Decrease in accounts receivable                                            200,959      430,135
        Increase in inventory                                                       (5,731)    (117,922)
        (Increase) decrease in other current assets                                 (9,032)       3,165
        Increase in accounts payable and accrued expenses                          157,226       83,363
        Increase in income taxes payable                                            18,347       11,000
                                                                                 ---------    ---------
          Net cash provided by operating activities                                447,390      468,134
                                                                                 ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                              (81,298)      (2,994)
                                                                                 ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds of line of credit                                                       35,700      223,500
   Repayments of line of credit                                                   (500,000)    (600,000)
   Principal payments of notes payable                                              (6,250)    (162,840)
                                                                                 ---------    ---------
          Net cash used in financing activities                                   (470,550)    (539,340)
                                                                                 ---------    ---------
          Net decrease in cash                                                    (104,458)     (74,200)
CASH, BEGINNING                                                                    645,714      460,458
                                                                                 ---------    ---------
CASH, ENDING                                                                     $ 541,256    $ 386,258
                                                                                 =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid for interest                                                        $  21,714    $  30,165
   Cash paid for taxes                                                           $       -    $   6,000

          See accompanying notes to consolidated financial statements

                                MORO CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


NOTE 1 BASIS OF PRESENTATIONS

       The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

       The accompanying unaudited condensed consolidated financial statements include the accounts of J.M. Ahle Co., Inc. (100% owned). All intercompany transactions have been eliminated in consolidation.

NOTE 2 RECLASSIFICATIONS

       The presentation of certain prior year information has been reclassified to conform with the current year presentation.

       Beginning fiscal 2002, certain expenses directly related to revenue producing activities were reclassified from selling, general and administrative expenses (SG&A) to Cost of Sales. The reclassification resulted in a better matching of revenue and expenses and had no impact on reported net earnings, earnings per share or stockholders' equity. Amounts reported for prior years have been reclassified to conform to the 2002 presentation. Expenses reclassified from SG&A to Cost of Sales were $231,800 for 2002 and $220,600 for 2001. The effect of this reclassification was to reduce gross margin by approximately 10 percentage points in 2002 and 12 percentage points in 2001 and reduce SG&A as a percent of sales by comparable amounts.

NOTE 3 INVENTORY

       Inventory is recorded at the lower of cost or market using the first-in, first-out (FIFO) method. As of March 31, 2002, all inventories consist of raw materials, which are available for resale.

Item 2. Management's Discussion and Analysis or Plan of Operations.

Results of Operations

         During the three months ended March 31, 2002, the Company had revenues of $2,276,509, and a gross profit of $508,199. Net income for the period was $68,665 and earnings per share were $.01. Revenues increased 28% from the same period in 2001 and net income increased 46% from the same period in 2001. Earnings per share remained equal to that of the prior corresponding quarter. Favorable weather conditions during the first three months of 2002, as compared to the first three months of 2001, were the primary reason for the increase in sales and earnings.

Liquidity and Capital Resources

         For the three months ended March 31, 2002, there was a net decrease in cash of $104,458. Cash flows provided by operating activities of $447,390 were offset by cash flows used by financing activities of $470,550 (mainly repayments of debt) and capital expenditures of $81,298.

         As of March 31, 2002, cash on hand was $541,256 and working capital was $1,219,857. The Company believes that its financial resources are adequate to fund the current level of operations.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               MORO CORPORATION

Date: May 9, 2002                              By: /s/ David W. Menard
                                                   -----------------------------
                                                   David W. Menard,
                                                     Chief Executive Officer and
                                                     Chief Financial Officer