Form 10QSB
period 2002-06-30
MORO CORP
filed 2002-08-14
CIK 940800

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


                       For the Quarter Ended June 30, 2002
                          Commission File No. 000-26828

                       -----------------------------------

                                MORO CORPORATION
             (Exact name of registrant as specified in its charter)


                       -----------------------------------

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



                               YES __X__ NO _____

         As of June 30, 2002, 5,650,000 shares of common stock were outstanding.

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS



                                MORO CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2002 AND DECEMBER 31, 2001
                        (See Accountant's Review Report)

                                                                          June 30,      December 31,
                                                                            2002            2001
                                                                        ------------    ------------
                                                                         (Unaudited)
                           ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                            $    524,989    $    645,714
   Accounts receivable                                                     1,797,670       1,864,857
   Inventory                                                                 557,463         525,872
   Prepaid income taxes                                                            -          59,000
   Other current assets                                                       53,923           7,013
                                                                        ------------    ------------
        Total current assets                                               2,934,045       3,102,456

PROPERTY AND EQUIPMENT, NET                                                  389,223         307,988

DEPOSITS                                                                       5,593           5,593
                                                                        ------------    ------------
                                                                        $  3,328,861    $  3,416,037
                                                                        ============    ============
          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Line of credit                                                       $    871,525    $  1,186,475
   Notes payable and current portion of long-term debt                       118,800         118,800
   Accounts payable                                                          695,714         462,029
   Accrued expenses                                                           46,221         113,368
   Income taxes payable                                                       17,313               -
                                                                        ------------    ------------
        Total current liabilities                                          1,749,573       1,880,672
                                                                        ------------    ------------
LONG-TERM LIABILITIES
   Long-term debt, net of current portion                                    210,413         307,313
   Deferred tax liability                                                     15,000          15,000
                                                                        ------------    ------------
        Total long-term liabilities                                          225,413         322,313
                                                                        ------------    ------------
        Total liabilities                                                  1,974,986       2,202,985
                                                                        ------------    ------------
STOCKHOLDERS' EQUITY
   Common stock, $.001 par value, 25,000,000 shares authorized;
     5,650,000 shares issued and outstanding                                   5,650           5,650
   Additional paid-in capital                                                493,925         493,925
   Retained earnings                                                         854,300         713,477
                                                                        ------------    ------------
        Total stockholders' equity                                         1,353,875       1,213,052
                                                                        ------------    ------------
                                                                        $  3,328,861    $  3,416,037
                                                                        ============    ============

                 See notes to consolidated financial statements
                                       (2)

                                MORO CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                          Three Months Ended          Six Months Ended
                                                                June 30,                   June 30,
                                                     ---------------------------  --------------------------
                                                           2002         2001           2002         2001
                                                     -------------  ------------  ------------  ------------
SALES                                                $   2,714,185  $  3,025,016  $  4,990,694  $  4,799,159

COST OF SALES                                            2,160,563     2,336,215     3,928,873     3,693,222
                                                     -------------  ------------  ------------  ------------
GROSS PROFIT                                               553,622       688,801     1,061,821     1,105,937
                                                     -------------  ------------  ------------  ------------
OPERATING EXPENSES
   Selling, general and
     administrative expenses                               402,063       364,493       792,129       690,147
                                                     -------------  ------------  ------------  ------------

        Total operating expense                            402,063       364,493       792,129       690,147
                                                     -------------  ------------  ------------  ------------
OPERATING INCOME                                           151,559       324,308       269,692       415,790
                                                     -------------  ------------  ------------  ------------
OTHER INCOME (EXPENSE)
   Interest income                                           1,750         8,592         3,779        11,343
   Interest expense                                        (23,151)      (15,671)      (47,648)      (45,836)
                                                     -------------  ------------  ------------  ------------
        Total other income (expense)                       (21,401)       (7,079)      (43,869)      (34,493)
                                                     -------------  ------------  ------------  ------------
INCOME BEFORE INCOME TAXES                                 130,158       317,229       225,823       381,297

PROVISION FOR INCOME TAXES                                  58,000       138,000        85,000       155,000
                                                     -------------  ------------  ------------  ------------
NET INCOME                                           $      72,158  $    179,229  $    140,823  $    226,297
                                                     =============  ============  ============  ============

EARNINGS PER SHARE -
BASIC AND DILUTED                                    $        0.01  $       0.03  $       0.02  $       0.04
                                                     =============  ============  ============  ============

WEIGHTED AVERAGE SHARES                                  5,650,000     5,650,000     5,650,000     5,650,000
                                                     =============  ============  ============  ============

                 See notes to consolidated financial statements
                                       (3)

                                MORO CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Six Months Ended    Six Months Ended
                                                                           June 30, 2002       June 30, 2001
                                                                         ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                             $    140,823         $     226,297
   Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
     Noncash items included in net income:
        Depreciation                                                            35,694                22,066
     Changes in assets and liabilities:
        Decrease (increase) in accounts receivable                              67,187              (210,811)
        Increase in inventory                                                  (31,591)             (189,679)
        (Increase) decrease in other current assets                            (46,910)                3,166
        Increase in accounts payable and accrued expenses                      166,538               333,477
        Increase in income taxes payable                                        76,313               139,000
                                                                          ------------         -------------
          Net cash provided by operating activities                            408,054               323,516
                                                                          ------------         -------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                         (116,929)               (2,994)
   Proceeds from sale of equipment                                                   -                 5,000
                                                                          ------------         -------------
          Net cash (used in) provided by investing activities                 (116,929)                2,006
                                                                          ------------         -------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds of line of credit                                                  185,050               464,100
   Repayments of line of credit                                               (500,000)             (600,000)
   Principal payments of notes payable                                         (96,900)             (167,007)
                                                                          ------------         -------------
          Net cash used in financing activities                               (411,850)             (302,907)
                                                                          ------------         -------------
          Net (decrease) increase in cash                                     (120,725)               22,615

CASH, BEGINNING                                                                645,714               460,458
                                                                          ------------         -------------
CASH, ENDING                                                              $    524,989         $     483,073
                                                                          ============         =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid for interest                                                 $     46,557         $      43,400
   Cash paid for taxes                                                    $          -         $      16,000

                 See notes to consolidated financial statements
                                       (4)

                                MORO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


NOTE 1        BASIS OF PRESENTATIONS

              The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

              The accompanying unaudited condensed consolidated financial statements include the accounts of J.M. Ahle Co., Inc. (100% owned). All intercompany transactions have been eliminated in consolidation.

NOTE 2        RECLASSIFICATIONS

              The presentation of certain prior year information has been reclassified to conform with the current year presentation.

              Beginning fiscal 2002, certain expenses directly related to revenue producing activities were reclassified from selling, general and administrative expenses (SG&A) to Cost of Sales. The reclassification resulted in a better matching of revenue and expenses and had no impact on reported net earnings, earnings per share or stockholders' equity. Amounts reported for prior years have been reclassified to conform to the 2002 presentation. Expenses reclassified from SG&A to Cost of Sales were $466,168 for 2002 and $501,057 for 2001. The effect of this reclassification was to reduce gross margin by approximately 9 percentage points in 2002 and 10 percentage points in 2001 and reduce SG&A as a percent of sales by comparable amounts.

NOTE 3        INVENTORY

              Inventory is recorded at the lower of cost or market using the first-in, first-out (FIFO) method. As of June 30, 2002, all inventories consist of raw materials, which are available for resale.

NOTE 4        SUBSEQUENT EVENT

              On July 31, 2002, the Company, through a newly formed wholly owned subsidiary, signed an asset purchase agreement to acquire, subject to certain conditions, the business and certain assets and to assume certain liabilities of a mechanical contractor and fabricator of sheet metal and process piping for a purchase price of approximately $2,100,000. The transaction is expected to close by the end of the third quarter of 2002.


                                       (5)

Item 2. Management's Discussion and Analysis or Plan of Operations.

Results of Operations

During the three months ended June 30, 2002, the Company had revenue of $2,714,185 and net income of $72,158, compared with $3,025,016 and $179,229, respectively, for the same period in 2001. Lower unit selling prices due to competitive pricing pressures caused a decline in sales and gross profit and, along with higher general and administrative expenses such as insurance expense, resulted in lower net income from that reported a year ago.

During the six months ended June 30, 2002, the Company had revenue of $4,990,694 and net income of $140,823 compared with $4,799,159 and $226,297, respectively, for the same period in 2001. For the six month period, lower unit selling prices due to competitive pricing pressure caused a decline in gross profit and, along with higher general and administrative expenses such as insurance expense, resulted in lower net income from that reported a year ago.

Liquidity and Capital Resources

For the six months ended June 30, 2002, there was a net decrease of cash of $120,725. Cash flows from operating activities of $408,054 were offset by cash flows from financing activities of $411,850 (mainly repayments of bank debt) and capital expenditures of $116,929.

As of June 30, 2002, cash on hand was $524,989 and working capital was $1,184,472. The Company believes that its financial resources are adequate to fund the current level of operations.

                                   SIGNATURES

In accordance with the requirement of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  MORO CORPORATION
                                                  By: /s/ David W. Menard

                                                  David W. Menard
                                                  Chief Executive Officer and
                                                  Principal Financial Officer