Form 10QSB
period 2002-09-30
MORO CORP
filed 2002-11-14
CIK 940800

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                              [X] QUARTERLY REPORT
                                       OR
                              [ ] TRANSITION REPORT
                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                    For the Quarter Ended September 30, 2002
                          Commission File No. 000-26828


                                MORO CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Delaware                                     51-0338736
-------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
 Incorporation or organization)                      Identification No.)


                             Bala Pointe, Suite 240
                           111 Presidential Boulevard
                         Bala Cynwyd, Pennsylvania 19004
               --------------------------------------------------
               (Address of Principal Executive Offices)(Zip Code)

                                 (610) 667-9050
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


     Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                            YES  X    NO
                               -----    -----

As of September 30, 2002, 5,650,000 shares of common stock were outstanding.

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements



                                MORO CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001



                                                                                      September 30,       December 31,
                                                                                          2002                2001
                                                                                       ----------          ----------
                                                                                      (Unaudited)           (Audited)
                                      ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                            $  335,115          $  645,714
  Accounts receivable                                                                   2,714,090           1,864,857
  Inventory                                                                               480,081             525,872
  Prepaid income taxes                                                                       --                59,000
  Other current assets                                                                    130,044               7,013
                                                                                       ----------          ----------

          Total current assets                                                          3,659,330           3,102,456

PROPERTY AND EQUIPMENT, NET                                                               391,157             307,988

DEPOSITS                                                                                    5,593               5,593
                                                                                       ----------          ----------

                                                                                       $4,056,080          $3,416,037
                                                                                       ==========          ==========
                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Line of credit                                                                       $  899,526          $1,186,475
  Notes payable and current portion of long-term debt                                     118,800             118,800
  Accounts payable                                                                        935,243             462,029
  Accrued expenses                                                                        200,083             113,368
  Income taxes payable                                                                    152,313                --
                                                                                       ----------          ----------

          Total current liabilities                                                     2,305,965           1,880,672
                                                                                       ----------          ----------

LONG-TERM LIABILITIES
  Long-term debt, net of current portion                                                  198,603             307,313
  Deferred tax liability                                                                   15,000              15,000
                                                                                       ----------          ----------

          Total long-term liabilities                                                     213,603             322,313
                                                                                       ----------          ----------

          Total liabilities                                                             2,519,568           2,202,985
                                                                                       ----------          ----------

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value, 25,000,000 shares authorized;
    5,650,000 shares issued and outstanding                                                 5,650               5,650
  Additional paid-in capital                                                              493,925             493,925
  Retained earnings                                                                     1,036,937             713,477
                                                                                       ----------          ----------

          Total stockholders' equity                                                    1,536,512           1,213,052
                                                                                       ----------          ----------

                                                                                       $4,056,080          $3,416,037
                                                                                       ==========          ==========


                See notes to consolidated financial statements.

                                       (2)

                                MORO CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                             Three Months Ended            Nine Months Ended
                                                September 30,                 September 30,
                                         --------------------------    --------------------------
                                             2002           2001           2002           2001
                                         -----------    -----------    -----------    -----------

SALES                                    $ 3,617,883    $ 3,143,932    $ 8,608,577    $ 7,943,091

COST OF SALES                              2,815,747      2,366,797      6,744,620      6,060,019
                                         -----------    -----------    -----------    -----------

GROSS PROFIT                                 802,136        777,135      1,863,957      1,883,072
                                         -----------    -----------    -----------    -----------

OPERATING EXPENSES
  Selling, general and
   administrative expenses                   465,436        462,266      1,257,565      1,152,413
                                         -----------    -----------    -----------    -----------

OPERATING INCOME                             336,700        314,869        606,392        730,659
                                         -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSE)
  Interest income                              1,676          4,379          5,455         15,722
  Interest expense                           (20,738)       (24,243)       (68,387)       (70,079)
                                         -----------    -----------    -----------    -----------

          Total other income (expense)       (19,062)       (19,864)       (62,932)       (54,357)
                                         -----------    -----------    -----------    -----------

INCOME BEFORE INCOME TAXES                   317,638        295,005        543,460        676,302

PROVISION FOR INCOME TAXES                   135,000        119,000        220,000        274,000
                                         -----------    -----------    -----------    -----------

NET INCOME                               $   182,638    $   176,005    $   323,460    $   402,302
                                         ===========    ===========    ===========    ===========

EARNINGS PER SHARE -
 BASIC AND DILUTED                       $      0.03    $      0.03    $      0.06    $      0.07
                                         ===========    ===========    ===========    ===========

WEIGHTED AVERAGE SHARES -                  5,650,000      5,650,000      5,650,000      5,650,000
                                         ===========    ===========    ===========    ===========
  BASIC AND DILUTED


                See notes to consolidated financial statements

                                MORO CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)









                                                                    Nine Months Ended         Nine Months Ended
                                                                      September 30,             September 30,
                                                                           2002                      2001
                                                                    -----------------         -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                            $ 323,460                $ 402,302
  Adjustments to reconcile net income to net cash provided by operating activities:
    Noncash items included in net income:
      Depreciation                                                         54,660                   37,317
    Changes in assets and liabilities:
      Increase in accounts receivable                                    (849,233)                (512,968)
      Decrease (increase) in inventory                                     45,791                 (226,268)
      Increase in other current assets                                   (123,031)                 (26,534)
      Decrease in prepaid income taxes                                     59,000                    6,060
      Increase in accounts payable and accrued expenses                   559,929                  332,225
      Increase in income taxes payable                                    152,313                  258,000
                                                                        ---------                ---------

          Net cash provided by operating activities                       222,889                  270,134
                                                                        ---------                ---------

CASH FLOWS USED BY INVESTING ACTIVITIES
  Purchase of property and equipment                                     (137,829)                 (64,037)
  Proceeds from sale of equipment                                            --                      5,000
                                                                        ---------                ---------

          Net cash used in investing activities                          (137,829)                 (59,037)
                                                                        ---------                ---------

CASH FLOWS USED IN FINANCING ACTIVITIES
  Proceeds from line of credit                                            213,051                  511,875
  Repayments of line of credit                                           (500,000)                (600,000)
  Principal payments of notes payable                                    (108,710)                (179,952)
                                                                        ---------                ---------

          Net cash used in financing activities                          (395,659)                (268,077)
                                                                        ---------                ---------

          Net decrease in cash                                           (310,599)                 (56,980)

CASH, BEGINNING                                                           645,714                  460,458
                                                                        ---------                ---------

CASH, ENDING                                                            $ 335,115                $ 403,478
                                                                        =========                =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid for interest                                                $  67,118                $  66,943
  Cash paid for taxes                                                   $    --                  $  16,644





                See notes to consolidated financial statements

                                MORO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

NOTE 1        BASIS OF PRESENTATIONS

              The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

              The accompanying unaudited condensed consolidated financial statements include the accounts of J.M. Ahle Co., Inc. (100% owned). All intercompany transactions have been eliminated in consolidation.

NOTE 2        RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

              In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement updates, clarifies and simplifies existing pronouncements related primarily to accounting for the extinguishment of debt and for leases. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company is currently evaluating the impact of adopting SFAS No. 145, but does not expect it to have a material impact on its results of operations or its financial condition.

              In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on its results of operations or its financial condition.


NOTE 3        RECLASSIFICATIONS

              The presentation of certain prior year information has been reclassified to conform with the current year presentation.

NOTE 3        RECLASSIFICATIONS

              Beginning fiscal 2002, certain expenses directly related to revenue producing activities were reclassified from selling, general and administrative expenses (SG&A) to Cost of Sales. The reclassification resulted in a better matching of revenue and expenses and had no impact on reported net earnings, earnings per share or stockholders' equity. Amounts reported for prior years have been reclassified to conform to the 2002 presentation. Expenses reclassified from SG&A to Cost of Sales were $734,762 for 2002 and $785,781 for 2001. The effect of this reclassification was to reduce gross margin by approximately 10 percentage points in 2002 and 9 percentage points in 2001 and reduce SG&A as a percent of sales by comparable amounts.

NOTE 4        PER SHARE INFORMATION

              The Company follows Financial Accounting Standards Board Statement No. 128, "Earnings Per Share," in presenting basic and diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share:


                                                 Three Months Ended         Nine Months Ended
                                                    September 30,             September 30,
                                              ------------------------   -----------------------
                                                 2002          2001         2002         2001
                                              -----------   ----------   ----------   ----------
Numerator:
  Numerator for basic and diluted
    earnings per share:
  Net income                                  $   182,638   $  176,005   $  323,460   $  402,302
                                              -----------   ----------   ----------   ----------
Denominator:
  Denominator for basic earnings
    per share-weighted average shares           5,650,000    5,650,000    5,650,000    5,650,000
  Effect of dilutive securities:
    Employee stock options                           --           --           --           --
                                              -----------   ----------   ----------   ----------

Denominator for diluted earnings per
  share-weighted average and
  assumed conversion                            5,650,000    5,650,000    5,650,000    5,650,000
                                              ===========   ==========   ==========   ==========

Basic earnings per share                      $      0.03   $     0.03   $     0.06   $     0.07
                                              ===========   ==========   ==========   ==========

Diluted earnings per share                    $      0.03   $     0.03   $     0.06   $     0.07
                                              ===========   ==========   ==========   ==========




NOTE 5        INVENTORY

              Inventory is recorded at the lower of cost or market using the first-in, first-out (FIFO) method. As of September 30, 2002, all inventories consist of raw materials, which are available for resale.

NOTE 6        SUBSEQUENT EVENT

              On October 1, 2002, the Company, through a newly formed wholly owned subsidiary, acquired the business and certain assets and assumed certain liabilities of a mechanical contractor and fabricator of sheet metal and process piping for a purchase price of $2,255,000.

              In addition, on October 1, 2002 the Company received $650,000 from the sale of 10% convertible debentures due September 30, 2007. These debentures are subordinated to senior debt. All or a portion of the principal amount can be converted into common shares at a conversion price of $2.00 per share. Also, on October 1, 2002 the Company received $300,000 from the sale of 600,000 shares of common stock, $.001 par value. These funds were used to finance the above acquisition.

Item 2. Management's Discussion and Analysis or Plan of Operations.

Critical Accounting Policies

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The most significant of those involve the application of SFAS No. 142, "Goodwill and Other Intangible Assets." The financial statements are prepared in conformity with generally accepted accounting principles, and, as such, include amounts based on informed estimates and judgments of management. For example, estimates are used in determining valuation allowances for uncollectible receivables and obsolete inventory. Actual results achieved in the future could differ from current estimates. The Company used what it believes are reasonable assumptions and where applicable, established valuation techniques in making its estimates.

Results of Operations

Sales and net income for the three months ended September 30, 2002, were $3,618,000 and $183,000, respectively, which were 15.1% and 4.0%, respectively, greater than for the same period in 2001. Net income margin was 5.1% versus 5.6% a year ago. Earnings per share were $.03 versus $.03 during the third quarter of 2001. The increase in sales was due to increased demand for the Company's products. However, lower unit selling prices due to competitive pricing pressures resulted in a decline in the net income margin.

During the nine months ended September 30, 2002, the Company had revenue of $8,609,000 and net income of $323,000 compared with revenue of $7,943,000 and net income of $402,000, for the same period in 2001. The sales increase for the nine month period of 8.4% was due to increased demand for the Company's products. However, net income declined by 19.6% due to lower unit selling prices due to competitive pricing pressures along with higher general and administrative expenses such as insurance costs.

Liquidity and Capital Resources

For the nine months ended September 30, 2002, there was a net decrease of cash of $310,599. Cash flows from operating activities of $222,889 were offset by cash flows used in financing activities of $395,659 (mainly repayments of bank debt) and capital expenditures of $137,829.

As of September 30, 2002, cash on hand was $335,115 and working capital was $1,353,365. The Company believes that its financial resources are adequate to fund the current level of operations.

Subsequent Events

The Company entered into an Asset Purchase Agreement dated July 31, 2002 to purchase substantially all of the operating assets and assume certain liabilities of a mechanical contractor and fabricator of sheet metal and process piping as of a closing date that was originally scheduled for August 27, 2002. In accordance with the provisions of the Asset Purchase Agreement both parties extended the closing date until the close of business on September 30, 2002. Therefore, the effective date of the transaction was October 1, 2002.

On October 1, 2002, the Company, through a newly formed wholly owned subsidiary, acquired the business and certain assets and assumed certain liabilities of the aforementioned business for a purchase price of $2,255,000.

In addition, on October 1, 2002 the Company received $650,000 from the sale of 10% convertible debentures due September 30, 2007. These debentures are subordinated to senior debt. All or a portion of the principal amount can be converted into common shares at a conversion price of $2.00 per share. Also, on October 1, 2002 the Company received $300,000 from the sale of 600,000 shares of common stock, $.001 par value. These funds were used to finance the above acquisition.

Recently Issued Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4,44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement updates, clarifies and simplifies existing pronouncements related primarily to accounting for the extinguishment of debt and for leases. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company is currently evaluating the impact of adopting SFAS No. 145, but does not expect it to have a material impact on its results of operations or its financial condition.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restricting)." SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on its results of operations or its financial condition.

Item 3. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

The principal executive officer and principal financial officer have evaluated the disclosure controls and procedures as of the date within 90 days prior to the filing date of this report. Based on this evaluation, they conclude that the disclosure controls and procedures effectively ensure that information required to be disclosed in our filings and submissions under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in internal controls.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation of the internal controls, including any corrective actions with regard to significant deficiencies or material weaknesses.

PART II- OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

     99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

         During the quarter ended September 30, 2002, the Company filed a Form 8-K dated September 10, 2002 reporting information under Part II, Item 4 thereof relating to changes in its certifying accountant.

                                   SIGNATURES

         In accordance with the requirement of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 MORO CORPORATION

                                 By: /s/David W. Menard
                                     -----------------------------
                                      David W. Menard
                                      Chief Executive Officer
                                      and Principal Financial Officer

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David W. Menard, Chief Executive Officer and Chief Financial Officer of the registrant, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Moro Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Date: November 14, 2002                        /s/ David W. Menard
                                                --------------------------------
                                                David W. Menard, Chief
                                                Executive Officer and
                                                    Chief Financial Officer