Form 10KSB
period 2002-12-31
MORO CORP
filed 2003-04-11
CIK 940800

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-KSB

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Fiscal Year ended December 31, 2002.

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO[ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K [x]

Issuer's revenues for its most recent fiscal year: $14,584,951.

As of March 25, 2003, the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock was $627,300.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports to be filed by
Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by the court. Yes [x] No[ ].

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

As of March 25, 2003, the number of shares outstanding of each class of common equity was 6,250,000 shares of Common Stock, par value $.001.

PART I

Item  1. Description of Business

         The Company was organized as a Delaware corporation on February 12, 1992 and on June 7, 1999, the Company changed its name from Food Court Entertainment Network, Inc. to Moro Corporation.

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

         An amount equal to $250,000 of the purchase price is to be paid pursuant to two promissory notes of MAC, each of which were guaranteed by David
W. Menard and his wife. The first note is in the amount of $150,000, was due in full on March 31, 2001, and bears interest at 8% per annum. The second note is in the amount of $100,000, does not bear interest, and is payable in 12 equal quarterly installments commencing on April 1, 2001 with the final installment due on January 1, 2004. The remainder of the purchase price was funded by the Company's cash resources and a line of credit made available to MAC from Sovereign Bank of Wyomissing, Pennsylvania, in the amount of up to $1,250,000, a term loan of $125,000 from Sovereign Bank to MAC, and a subordinated loan from David W. Menard and his wife to MAC in the amount of $300,000.

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

         Effective October 1, 2002, Moro/Rado Acquisition Corp. ("Moro/Rado"), a wholly-owned subsidiary of Moro Corporation (the "Company), purchased substantially all of the operating assets and assumed certain liabilities of Rado Enterprises, Inc. ("Rado"), pursuant to an Asset Purchase Agreement dated July 31, 2002 by and among Moro/Rado, Rado and Antonio D. Rado. Rado is a mechanical contractor engaged in various plumbing, heating, ventilation and air conditioning projects for commercial, industrial and institutional buildings located in northeastern and central Pennsylvania. Moro/Rado intends to continue the business of Rado as conducted prior to the acquisition.

         The purchase price for Rado's assets was their net book value, all as set forth in the Asset Purchase Agreement. At the time of closing, the purchase price paid by Moro/Rado to Rado was estimated by the parties to be $2,255,000. The final purchase price was determined by the parties following the preparation of the closing balance sheet to be $2,424,000. The purchase price is to be paid by the delivery to Rado of a note of Moro/Rado in the amount of $200,000 (which is guaranteed by the Company), the payment of retainage receivables to Rado by Moro/Rado as collected, the payment of $600,000 of deferred amount payable over a six year period, and the payment of the balance in cash. The funds used for the purchase were (i) funds contributed to Moro/Rado by the Company; and (ii) a $350,000 term loan made to Moro/Rado, and guaranteed by the Company, by Sovereign Bank.

Employees

         As of December 31, 2002, the Company had 68 employees, 20 of which were employed by Ahle on a full time basis and 48 of which were employed by Rado on a full time basis.

Item 2. Description of Property.

         The Company is headquartered at the offices of Colmen Menard Company, Inc. ("Colmen Menard") at 111 Presidential Boulevard, Suite 240, Bala Cynwyd, Pennsylvania 19004, telephone 610-667-9050, fax 610-667-9915. Colmen Menard, which is owned by David Menard, provides offices and facilities without cost to the Company.

         The Company's subsidiary, Ahle, operates from an approximately 21,700 square foot leased warehouse facility and contiguous 3.4 acre yard site located at Foot of Herman Street, South River, New Jersey. The lease provides for a rental payment of $3,953 per month plus utilities (real estate taxes and insurance are paid for by the landlord) and expires on April 30, 2006.

         The Company's subsidiary, Rado, operates from an approximately 33,160 square foot leased facility located at Columbia Industrial Park, 20 Industrial Drive, Bloomsburg, Pennsylvania 17815. The lease provides for a rental payment of $10,000 per month with taxes, utilities and insurance also being paid for by Rado, and expires on September 30, 2007. The owner of the premises is a general partnership owned one-half by Antonio D. Rado, the sole shareholder of the business purchased by the Company, and the current President of Rado.

Item 3. Legal Proceedings.

         Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

         Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

         The authorized capital stock of the Company consists of 25,000,000 shares of Common Stock, par value $.001 per share, and 5,000,000 shares of preferred stock, par value $.001 per share. The Company has not paid and does not contemplate the payment of any dividends in the foreseeable future. The Company's Common Stock is traded on the National Association of Securities Dealer's, Inc. OTC Bulletin Board under the symbol MRCR.OB. The high and low bid prices for the Common Stock during calendar year 2001 and 2002 were as follows:

               2001                                High             Low
               ----                                ----             ---

First Quarter (through March 31, 2001)            $ .52             $.31
Second Quarter (through June 30, 2001)            $ .51             $.25
Third Quarter (through September 30, 2001)        $ .90             $.30
Fourth Quarter (through December 31, 2001)        $ .72             $.30

               2002
               ----

First Quarter (through March 31, 2002)            $ .36             $.35
Second Quarter (through June 30, 2002)            $ .70             $.36
Third Quarter (through September 30, 2002)        $1.01             $.41
Fourth Quarter (through December 31, 2002)        $1.03             $.41

These quotations reflect inter-dealer prices, without retail mark- up, mark down or commission, and may not reflect actual transactions. On December 31, 2002 there were approximately 276 shareholders of record of the Common Stock.

         Effective October 1, 2002, the Company sold $650,000 of principal amount of 10% Convertible Debentures to 10 investors. The Debentures mature on September 30, 2007, and interest is payable semi-annually in arrears at the rate of ten percent per annum. The Debentures are convertible at any time prior to maturity into shares of Common Stock of the Company at the rate of $2.00 per share. The Debentures were offered and sold by the Company pursuant to the exemption from registration set forth in Rule 506 of Regulation D promulaged under the Securities Act of 1933, as amended ("Act"). All of the investors were accredited investors as defined in Rule 501 promulgated under the Act.

         Effective October 1, 2002, the Company sold 600,000 shares of Common Stock at $.50 per share for aggregate gross proceeds of $300,000. Of such shares, 400,000 were purchased by David W. Menard and his wife, and the balance by another investor. The shares were offered and sold by the Company pursuant to the exemption from registration set forth in Rule 506 of Regulation D promulgated under the Act. All of the investors were accredited investors as defined in Rule 501 promulgated under the Act.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Forward Looking Statements

         This Form 10-KSB contains certain forward looking statements regarding, among other things, the anticipated financial and operating results of the Company. For this purpose, forward looking statements are any statements contained herein that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, "believes," "expects," "anticipates," or similar expressions. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. Important factors that could cause the Company's actual results to differ materially from those projected, include, for example (i) there is no assurance that the Company can locate and purchase businesses that meet its criteria for acquisition, (ii) there is no assurance that the Company will achieve high returns on capital because of, among other reasons, unanticipated fluctuations in costs such as material and labor, ineffective management of business operations, or adverse change in the demand in the marketplace for our products, or (iii) there may be unanticipated issues relating to the integration of new businesses into our existing management and corporate culture. Although the Company believes that the forward looking statements contained herein are reasonable, it can give no assurance that the Company's expectations will be met.

Critical Accounting Policies

         The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The financial statements are prepared in conformity with generally accepted accounting principles, and, as such, include amounts based on informed estimates and judgments of management. For example, estimates are used in determining contract costs to complete, valuation allowances for uncollectible receivables and obsolete inventory. Actual results achieved in the future could differ from current estimates. The Company used what it believes are reasonable assumptions and where applicable, established valuation techniques in making its estimates.

Plan of Operations

         Prior to April 1, 2000, the Company was an inactive public shell. As of April 1, 2000, the Company acquired substantially all of the operating assets of J.M. Ahle Co., Inc.("Ahle"), a fabricator and distributor of reinforcing steel to the construction industry. As of October 1, 2002, the Company acquired substantially all of the operating assets of Rado Enterprises, Inc. ("Rado"), a mechanical contractor engaged in various plumbing, heating, ventilation and air conditioning projects for commercial, industrial and institutional buildings located in northeastern and central Pennsylvania.

         Moro is an acquisition oriented company focusing on acquiring and expanding what management believes are easy to understand, uncomplicated manufacturing, distribution and service businesses serving niche markets. By employing what management believes is a dedicated workforce, providing competitive products and services, having tight fiscal controls in the business, and maintaining a frugal, no-frills management style and cost structure, Moro seeks to achieve a high return on capital. Moro's culture revolves around "value investing."

Results of Operations

Year Ended December 31, 2002:

         Net sales for the year ending December 31, 2002 were $14,584,951 compared with $10,923,365 for the prior year, an increase of 34%. About 96% of the sales increase is attributable to the Rado acquisition, a mechanical contracting business, which became effective October 1, 2002. Sales for 2002 for the Construction Materials division were 1% higher than for 2001, which represented an all time high for this segment.

         Net income for the year ending December 31, 2002 was $395,266 compared with $491,665 for the prior year, a decrease of 20%. The net income margin for 2002 was 2.7% compared with 4.5% for the previous year, a decrease of 1.8 percentage points. The decline in profit margins is attributable to two factors. First, profits for the Construction Materials division declined due to lower unit selling prices caused by competitive pricing pressures along with higher general and administrative expenses, such as insurance costs. Second, the Mechanical Contracting division, which accounted for about 24% of 2002 revenue, reported a margin of 2.4%, which was lower than the overall consolidated margin of 2.7%. Generally, the profits for the Mechanical Contracting division are expected to be lower than those realized by the Construction Materials division.

         On a pro forma basis, annual revenues for the year ended December 31, 2002 were $24,227,000 compared to $26,516,000 for the year ended December 31, 2001, an 8.6% decrease. The decrease was attributed to lower revenues from mechanical contracting services. Pro forma gross profit decreased from $4,350,000 for 2001 to $3,637,000 for 2002, a decrease of $713,000 or 16.39%, as a result of lower revenues from mechanical contracting services and lower gross profit for the construction materials division. Pro forma net income for the years ended December 31, 2001 and 2002 were $864,000 and $816,000, respectively, a decline of 5.6%. The decline in pro forma net income was due to several factors but primarily due to decreased sales.

         Because we acquired Rado on October 1, 2002, under generally accepted accounting principles the financial results of Rado are not included in our financial statements prior to October 1, 2002. The results of operations for 2001 and 2002 in accordance with generally accepted accounting principles is discussed above. The pro forma information reflects the financial results of Rado for the entire 2001 and 2002 years. Management believes that this information is useful because it indicates what our revenues, gross profits, and net income would have been if Rado had been acquired on January 1, 2001.

Year Ended December 31, 2001:

         During the twelve months ended December 31, 2001, the Company had revenues of $10,923,365, gross profit of $2,481,907, net income of $491,665, and earnings per share of $.09. All of the revenues for the twelve months ended December 31, 2001 were attributable to the Company's operating subsidiary, J.M. Ahle Co., Inc. ("Ahle")

         Annual revenues for the year ended December 31, 2001 were $10,923,365 compared to pro forma revenues of $9,785,343 for the year ended December 31, 2000, an 11.6% increase. Pro forma revenues for 2000 are presented as if the acquisition of Ahle had been made on January 1, 2000. The increase was attributed primarily to additional quantities of goods sold due to greater product demand from customers. Net income increased from $427,199 (pro forma) to $491,665 for the years ended December 31, 2000 and 2001, respectively. This represented an increase of $64,466, or 15.1% primarily as a result of increased sales volume. Net interest expense was $40,890 lower in 2001 than in 2000. The decline was due to a reduction in interest rates on the Company's line of credit (even though the outstanding line of credit balance was higher in 2001), lower notes payable balances during 2001, and an increase in the average cash and cash equivalent balances during 2001.

Liquidity and Capital Resources

         For the twelve month period ended December 31, 2002, there was a net increase in cash of $330,525. This was attributable to cash provided by financing activities of $1,079,807 and cash provided by operating activities of $194,246 less cash used for investing activities of $943,528. As of December 31, 2002 total cash on hand was $976,239 and working capital was $2,026,959. During the year 2002, the available amount under the Company's bank lines of credit was increased from $1,500,000 to $4,000,000.

                                MORO CORPORATION

                              FINANCIAL STATEMENTS
                                       AND
                          INDEPENDENT AUDITORS' REPORT

                           DECEMBER 31, 2002 AND 2001

                                MORO CORPORATION
                                TABLE OF CONTENTS
                           DECEMBER 31, 2002 AND 2001



                                                                 Page
                                                                Number

INDEPENDENT AUDITORS' REPORT                                     F-1

BALANCE SHEETS                                                   F-3

STATEMENTS OF OPERATIONS                                         F-4

STATEMENTS OF STOCKHOLDERS' EQUITY                               F-5

STATEMENTS OF CASH FLOWS                                         F-6

NOTES TO FINANCIAL STATEMENTS                                    F-7

                          INDEPENDENT AUDITORS' REPORT




Board of Directors and Stockholders
Moro Corporation
Bala Cynwyd, Pennsylvania


We have audited the accompanying consolidated balance sheet of Moro Corporation and subsidiaries (the "Company") as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Moro Corporation as of December 31, 2002 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ Parente Randolph, LLC


Philadelphia, Pennsylvania
March 25, 2003

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Moro Corporation
Bala Cynwyd, Pennsylvania


We have audited the accompanying consolidated balance sheet of Moro Corporation and subsidiary (the "Company") as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Moro Corporation and subsidiary as of December 31, 2001 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.





                                              LARSON, ALLEN, WEISHAIR & CO., LLP
Blue Bell, Pennsylvania
March 21, 2002

                                MORO CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001




                                                                      2002         2001
                                                                   ----------   ----------
                                      ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                        $  976,239   $  645,714
  Trade accounts receivable, net                                    1,927,920    1,864,857
  Accounts receivable on contracts (including retentions)           2,567,006         --
  Inventory                                                           598,030      525,872
  Costs and estimated earnings in excess of billings
   on uncompleted contracts                                           732,300         --
  Prepaid income taxes                                                   --         59,000
  Other current assets                                                 46,260        7,013
                                                                   ----------   ----------

          Total current assets                                      6,847,755    3,102,456

PROPERTY AND EQUIPMENT, NET                                         1,157,915      307,988

OTHER INTANGIBLE ASSETS, NET                                           62,530         --

OTHER ASSETS                                                            5,593        5,593

GOODWILL                                                              380,863         --
                                                                   ----------   ----------

                                                                   $8,454,656   $3,416,037
                                                                   ==========   ==========



                                                                      2002         2001
                                                                   ----------   ----------

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Line of credit                                                   $1,031,625   $1,186,475
  Current portion of long-term debt                                   409,828      118,800
  Trade accounts payable                                            1,188,491      462,029
  Amounts payable related party                                       967,155         --
  Accrued expenses                                                    488,673      113,368
  Billings in excess of costs and estimated earnings
   on uncompleted contracts                                           610,742         --
  Income taxes payable                                                124,282         --
                                                                   ----------   ----------

          Total current liabilities                                 4,820,796    1,880,672
                                                                   ----------   ----------

LONG-TERM LIABILITIES
  Long-term debt                                                    1,008,542      307,313
  Convertible debentures                                              650,000         --
  Deferred tax liability                                               67,000       15,000
                                                                   ----------   ----------

          Total long-term liabilities                               1,725,542      322,313
                                                                   ----------   ----------

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value, authorized 5,000,000 shares;
   none issued or outstanding                                            --           --
  Common stock, $.001 par value, authorized 25,000,000 shares;
    issued and outstanding 6,250,000 shares at December 31,
    2002 and 5,650,000 shares at December 31, 2001                      6,250        5,650
  Additional paid-in capital                                          793,325      493,925
  Retained earnings                                                 1,108,743      713,477
                                                                   ----------   ----------

          Total stockholders' equity                                1,908,318    1,213,052
                                                                   ----------   ----------

                                                                   $8,454,656   $3,416,037
                                                                   ==========   ==========

                 See notes to consolidated financial statements

                                MORO CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



                                                      2002            2001
                                                 ------------    ------------

REVENUES:
  Product sales, net                             $ 11,052,294    $ 10,923,365
  Construction contracts revenue                    3,532,657            --
                                                 ------------    ------------

          Total revenues                           14,584,951      10,923,365
                                                 ------------    ------------

COST OF REVENUES:
  Cost of goods sold                                8,716,900       8,441,458
  Cost of construction contract revenue             2,961,239            --
                                                 ------------    ------------

          Total cost of revenues                   11,678,139       8,441,458
                                                 ------------    ------------

GROSS PROFIT                                        2,906,812       2,481,907
                                                 ------------    ------------

OPERATING EXPENSES
  Selling, general and administrative expenses      2,148,763       1,609,388
                                                 ------------    ------------

          Total operating expenses                  2,148,763       1,609,388
                                                 ------------    ------------

OPERATING INCOME                                      758,049         872,519

OTHER INCOME (EXPENSE)
  Other                                                 4,765            --
  Interest income                                       7,371          19,033
  Interest expense                                    (99,919)        (92,887)
                                                 ------------    ------------

INCOME BEFORE INCOME TAXES                            670,266         798,665

PROVISION FOR INCOME TAXES                            275,000         307,000
                                                 ------------    ------------

NET INCOME                                       $    395,266    $    491,665
                                                 ============    ============

EARNINGS PER SHARE - BASIC                       $       0.07    $       0.09
                                                 ============    ============

EARNINGS PER SHARE - DILUTED                     $       0.07    $       0.09
                                                 ============    ============

WEIGHTED AVERAGE SHARES                             5,770,788       5,650,000
                                                 ============    ============





                 See notes to consolidated financial statements

                                MORO CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



                                        Common         Additional         Retained
                                         Stock      Paid-In Capital       Earnings           Total
                                      ------------  ----------------   --------------    ------------

Balance at January 1, 2001                $ 5,650          $ 493,925        $ 221,812       $ 721,387

Net income                                      -                  -          491,665         491,665
                                     ------------   ----------------   --------------    ------------

Balance at December 31, 2001                5,650            493,925          713,477       1,213,052

Net income                                      -                  -          395,266         395,266

Issuance of common stock                      600            299,400                -         300,000
                                     ------------   ----------------   --------------    ------------

Balance at December 31, 2002              $ 6,250          $ 793,325       $1,108,743      $1,908,318
                                     ============   ================   ==============    ============







                 See notes to consolidated financial statements

                                MORO CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                                    2002           2001
                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                    $   395,266    $   491,665
  Adjustments to reconcile net income to net cash provided by operating activities:
      Amortization                                                    9,018           --
      Depreciation                                                  108,404         50,156
      Deferred income taxes                                          52,000         11,000
    Changes in assets and liabilities, net of acquisitions:
       Trade accounts receivable                                    (63,063)      (276,853)
       Contract accounts receivable                                  73,102           --
       Inventory                                                     53,765         (9,527)
       Costs excess of billings                                    (512,279)          --
        Prepaid income taxes                                         59,000           --
       Other current assets                                         (29,584)         3,166
       Decrease in deposits                                            --            6,060
       Trade accounts payable                                      (510,136)        31,168
       Amounts payable related party                                (55,322)          --
       Accrued expenses                                             273,936        (46,969)
       Billings in excess of costs                                  215,857           --
       Income taxes payable                                         124,282        (75,000)
                                                                -----------    -----------

          Net cash provided by operating activities                 194,246        184,866
                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                               (250,331)       (75,487)
  Proceeds from sale of equipment                                      --            5,000
  Acquisition of business, net of cash aquired                     (693,197)          --
                                                                -----------    -----------

          Net cash used in investing activities                    (943,528)       (70,487)
                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                          300,000           --
  Proceeds from issuance of convertible debentures                  650,000           --
  Proceeds of lines of credit                                       555,150        920,875
  Repayments of lines of credit                                    (710,000)      (600,000)
  Proceeds of long-term debt                                        413,207           --
  Principal payments of notes payable                              (128,550)      (249,998)
                                                                -----------    -----------

          Net cash provided by financing activities               1,079,807         70,877
                                                                -----------    -----------

          Net increase in cash                                      330,525        185,256

CASH, BEGINNING                                                     645,714        460,458
                                                                -----------    -----------
CASH, ENDING                                                    $   976,239    $   645,714
                                                                ===========    ===========


                                                                    2002           2001
                                                                -----------    -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for interest                                        $    82,486    $    89,762
                                                                ===========    ===========

  Cash paid for taxes                                           $    40,000    $   371,644
                                                                ===========    ===========

  Non cash financing activities related to acquisition
    Deferred amount payable to former owner                     $   507,600
    Promissory note payable to former owner                         200,000
    Retainage payable to former owner                               882,003
    Amount payable to former owner                                  140,474
                                                                -----------

                                                                $ 1,730,077
                                                                ===========

                 See notes to consolidated financial statements

                                MORO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



NOTE 1 NATURE OF BUSINESS AND OPERATING CYCLE

              Moro Corporation (the "Company") is engaged in two lines of business - Construction Materials (fabrication of concrete reinforcing steel and distribution of construction accessories) and Mechanical Contracting (heating, ventilation, air conditioning
              (HVAC), industrial plumbing and process piping services including in-house sheet metal and pipe fabrication capabilities). These products/services are used primarily in construction projects such as highways, bridges, industrial and commercial buildings, hospitals, schools, office buildings, and other kinds of structures. The Company's customers are mainly contractors and end users.

              At the close of business on March 31, 2000, the Company purchased substantially all of the operating assets of J.M. Ahle Co., Inc., a New Jersey corporation ("Ahle") for cash and notes. Ahle is a fabricator of reinforcing steel and a distributor of construction accessories. The typical operating cycle for Ahle, from receipt of a purchase order to the delivery of goods, ranges from several days to several months.

              At the close of business on September 30, 2002, Moro/Rado Acquisition Corporation purchased substantially all of the operating assets of the former Rado Enterprises, Inc., a Pennsylvania corporation for cash and amounts payable. Moro/Rado Acquisition Corporation subsequently changed its name to Rado Enterprises, Inc. ("Rado"). Rado fabricates sheet metal ductwork and process piping and provides mechanical contracting services. The typical operating cycle for Rado, from the award of a contract through the completion of the contract, ranges from several weeks up to a period of approximately two years.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              Principles of consolidation

              The consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

              Cash and cash equivalents

              For purposes of reporting cash flows, the Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and certificates of deposit and commercial paper with original maturities of 90 days or less, to be cash or cash equivalents.

              Accounts receivable

              Accounts receivable, trade are reported at amounts management expects to collect on balances outstanding at year-end. Accounts are charged to bad debt expense when deemed uncollectible based upon a periodic review of individual accounts. Accounts receivable are considered fully collectible by management and accordingly no allowance for doubtful accounts is considered necessary.

                                MORO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              Inventory

              Inventory is recorded at the lower of cost or market using the first-in, first-out (FIFO) method. As of December 31, 2002 and 2001, all inventories consist of raw materials and parts, which are available for resale.

              Equipment and depreciation

              Property and equipment are carried at cost. Depreciation is calculated using the straight-line method over their estimated useful lives of seven years. Maintenance and repairs are charged to expense as incurred. Expenditures for major renewals and improvements that extend the useful lives of the assets are capitalized.

              Management assesses the recoverability of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from its future undiscounted cash flows. If it is determined that an impairment has occurred, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value.

              Revenue recognition

              Revenue from product sales is recognized upon shipment to customers, title passing and all obligations of the Company have been satisfied. Provisions for returns are provided for in the same period the related sales are recorded.

              Contract revenue and cost recognition

              Revenues from construction contracts are recognized on the percentage-of-completion method, measured by the percentage of direct cost incurred to date to the estimated total direct cost for each contract. That method is used because management considers total direct cost to be the best available measure of progress on the contracts. Revenues from time and material contracts are recognized currently as the work is performed.

              Contract costs include all direct material, labor, subcontractor and those indirect costs that relate to construction performance. All other costs are expensed as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are first determined. Changes in job performance, job conditions and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined. The Company recognizes claim and contract modification costs as they are incurred and revenues when realization is probable and the amount can be reliably estimated, which is generally at the time a claim or contract modification is accepted by all parties. Because of the inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change in the near term.

                                MORO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed. The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of revenues recognized.

              Shipping and handling costs

              Shipping and handling revenues are included in net sales and the related costs are included in cost of sales.

              Stock-based compensation

              Effective December 31, 2002, the Company adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Since the Company does not plan to adopt the fair value method of accounting of Statement No. 123, the Company does not expect any impact on consolidated results of operations or financial condition in 2003. At December 31, 2002, the Company had one stock-based employee compensation plan, which is described more fully in Note 15. The Company accounts for this plan under the intrinsic value recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations.

              Segment information

              The Company operates in two business segments: Construction Materials and Mechanical Contracting; the Mechanical Contracting segment began on October 1, 2002.

              The operating segments are managed separately and maintain separate personnel due to the differing services offered by each segment. Management of each of the segments evaluates and monitors the performance of the segments based on the operating earnings or losses prior to income taxes. The significant accounting policies utilized by the operating segments are the same as those summarized in the footnote entitled "Summary of Significant Accounting Policies" of the notes to the consolidated financial statements. The financial information presented for each segment does not allocate corporate overhead costs. There are no intersegment sales. For financial information on reporting segments, see Note 12 to the consolidated financial statements.

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

                                MORO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              Use of estimates

              The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

              Recently issued accounting principles

              In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS No. 146"), "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the impact of adopting SFAS No. 146, but does not expect it to have a material impact on its results of operations or its financial condition.

              On November 25, 2002, the Financial Accounting Standards Board ("FASB" or the "Board") issued FASB Interpretation No. 45 ("FIN 45" or the "Interpretation"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies (FAS 5), relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of the Interpretation are effective for financial statements of annual periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end. The Company does not have any guarantees that require additional disclosure in the annual financial statements and does not expect the impact of adopting the recognition and measurement provisions of FIN 45 to have a material impact on its results of operations or its financial condition.

                                MORO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              On January 17, 2003, the Financial Accounting Standards Board (FASB or the "Board") issued FASB Interpretation No. 46 ("FIN 46" or the "Interpretation"), Consolidation of Variable Interest Entities, an interpretation of ARB 51. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or
              (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 is effective immediately, for VIEs created after January 31, 2003. FIN 46 is effective no later than the beginning of the first annual financial reporting period beginning after June 15, 2003. The Company is currently evaluating the impact of adopting SFAS No. 146, but does not expect it to have a material impact on its results of operations or its financial condition.

NOTE 3 RECLASSIFICATIONS

              The presentation of certain prior year information has been reclassified to conform with the current year presentation.

              Beginning fiscal 2002, certain expenses directly related to revenue producing activities were reclassified from selling, general and administrative expenses (SG&A) to Cost of Sales. The reclassification resulted in a better matching of revenue and related costs and had no impact on reported net earnings, earnings per share or stockholders' equity. Amounts reported for prior years have been reclassified to conform to the 2002 presentation. Expenses reclassified from SG&A to Cost of Sales were $946,544 for 2002 and $1,045,872 for 2001. The effect of this reclassification was to reduce gross margin by approximately six percentage points in 2002 and ten percentage points in 2001 and reduce SG&A as a percent of sales by comparable amounts.

NOTE 4 ACQUISITION

              Effective October 1, 2002, the Company purchased substantially all of the operating assets and assumed certain liabilities of former Rado Enterprises, Inc. Rado is a mechanical contractor engaged in various plumbing, heating, ventilating and air conditioning projects for commercial, industrial and institutional buildings. The work is subcontracted directly from private companies as well as federal and state agencies in northeastern and central Pennsylvania. Rado Enterprises, Inc. performs its own prefabrication of piping and sheet metal ductwork. As a result of the acquisition the Company is expected to be a leading mechanical contractor in central Pennsylvania.

                                MORO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



NOTE 4 ACQUISITION

              The aggregate adjusted purchase price of the acquisition was $2,424,000. The Company funded the acquisition through the (1) issuance of 600,000 shares of Moro Corporation common stock, par value $.001 per share; (2) issuance of $650,000 10% convertible debentures due September 30, 2007. These debentures are subordinated to senior debt. All or a portion of the principal amount can be converted into common stock at a conversion price of $2.00 per share; (3) issuance of $200,000 6% note payable, payable in four equal semi-annual installments, which shall be due on the six, twelve, eighteen and twenty four month anniversaries of the Closing Date (October 1, 2002); (4) issuance of a bank note payable of $350,000 due on October 1, 2007; (5) amount relating to retainage receivable; (6) deferred amount payable to former owner of $600,000 (non-interest bearing) due in $100,000 increments on each of the first, second, third, fourth, fifth and sixth anniversaries of the Closing Date (October 1, 2002). None of these amounts are contingent upon former owner continuing employment.

              The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

                                                   At October 1, 2002

                  Current assets                            $  2,996,000

                     Property, plant and equipment               708,000

                  Intangible assets                               72,000

                  Goodwill                                       381,000
                                                            ------------
                  Total assets acquired                        4,157,000

                  Total liabilities assumed                    1,733,000
                                                            ------------
                  Net assets acquired                       $  2,424,000
                                                            ============

              Of the $71,548 of acquired intangible assets, $46,548 was assigned to customer related contracts that are subject to amortization over the related contract term which is generally less than 2 years. The remaining $25,000 relates to covenant-not-to-compete agreements which have a useful life of 5 years.

              In accordance with FAS 142, Goodwill and Other Intangible Assets, the goodwill of $380,863 is not amortized but is to be reviewed for impairment annually. The Company will estimate fair value using the expected present value of future cash flows. For income tax purposes, all goodwill is expected to be amortized over 15 years.

                                MORO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE 4 ACQUISITION

              The following unaudited pro forma consolidated results of operations are presented as if the acquisition of Rado had been made at the beginning of the periods presented. This unaudited pro forma information is being provided for informational purposes only. It is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the periods presented or the future results of the combined operations.

                                                                    Year Ended            Year Ended
                                                                   December 31,          December 31,
                                                                       2002                  2001
                                                                   ------------         ------------

                      Sales                                        $ 24,227,000         $ 26,516,000
                      Cost of sales                                  20,590,000           22,166,000
                                                                   ------------         ------------
                      Gross profit                                    3,637,000            4,350,000
                      Operating expenses                              2,254,000            2,929,000
                                                                   ------------         ------------
                      Operating income                                1,383,000            1,421,000
                      Other income - net                                 (5,000)             (16,000)
                                                                   ------------         ------------
                      Income before income taxes                      1,378,000            1,405,000
                      Provision for income taxes                        562,000              541,000
                                                                   ------------         ------------

                      Net income                                   $    816,000         $    864,000
                                                                   ============         ============
                      Basic earnings per common share              $        .14         $        .15
                                                                   ============         ============
                      Diluted earnings per common share            $        .14         $        .15
                                                                   ============         ============
                      Weighted average shares                         5,770,788            5,650,000
                                                                   ============         ============

NOTE 5 CONTRACT RECEIVABLES


              Contract receivables consist of the following:
                                                                       2002
                                                                   ------------
                        Completed contract and time and
                         material jobs                             $    258,450
                        Contracts in progress                         1,477,406
                        Retainage (due upon completion
                         of contracts)                                  831,150
                                                                   ------------
                           Total                                   $  2,567,006
                                                                   ============

                                MORO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001





NOTE 6 PROPERTY AND EQUIPMENT

              The following summarizes the principal components of property and equipment:

                                                                       2002                  2001
                                                                   ------------         ------------
                    Machinery and equipment                        $    954,631         $    381,162
                    Vehicles                                            317,823                    -
                    Office equipment                                     72,199                5,160
                                                                   ------------         ------------
                           Total                                      1,344,653              386,322
                    Less: accumulated depreciation                      186,738               78,334
                                                                   ------------         ------------
                           Total                                   $  1,157,915         $    307,988
                                                                   ============         ============

              Depreciation expense was $108,404 and $50,156 for the years ending December 31, 2002 and December 31, 2001, respectively.

NOTE 7 GOODWILL AND OTHER INTANGIBLE ASSETS

              Goodwill has been classified as an indefinite-lived asset and is not subject to amortization. The Company expects to complete its annual impairment evaluation of goodwill in the fourth quarter of each fiscal year. The covenant-not-to-compete agreement was assigned a value and is being amortized on a straight-line basis over the term of the covenant, which is 5 years. A value, which was assigned to customer contracts acquired, is being amortized over the lives of the contracts.

              The changes in the carrying amount of goodwill for the period October 1, 2002 through December 31, 2002 are as follows:

                    Goodwill acquired at October 1, 2002           $    380,863

                    Impairment loss                                           -
                                                                   ------------
                    Balance at December 31, 2002                   $    380,863
                                                                   ============

              The following table provides the components of other intangible assets:

                                                                                                                Net
                                                                      Gross             Accumulated         Intangible
                                                                      Amount            Amortization           Asset
                                                                   ------------         ------------        ----------
                    Covenant-not-to-compete                        $     25,000         $     (1,260)       $   23,740

                    Acquired contracts                                   46,548               (7,758)           38,790
                                                                   ------------         ------------        ----------
                    Balance at December 31, 2002                   $     71,548         $     (9,018)       $   62,530
                                                                   ============         ============        ==========


              Amortization expense totaled $9,018 in 2002.

                                MORO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001




NOTE 7 GOODWILL AND OTHER INTANGIBLE ASSETS

                Estimated annual amortization expense
                -------------------------------------

                  For the year ending December 31, 2003            $     36,032
                  For the year ending December 31, 2004                  12,748
                  For the year ending December 31, 2005                   5,000
                  For the year ending December 31, 2006                   5,000
                  For the year ending December 31, 2007                   3,750
                                                                   ------------
                                                                   $     62,530
                                                                   ============

NOTE 8 COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

                                                                        2002
                                                                   ------------
                    Costs incurred on uncompleted contracts        $ 16,751,398
                    Estimated earnings                                1,239,017
                                                                   ------------
                         Total                                       17,990,415
                    Less: billings to date                           17,868,857
                                                                   ------------
                                                                   $    121,558
                                                                   ============

              Included in the accompanying balance sheet under the following captions:

                                                                        2002
                                                                   ------------
                    Costs and estimated earnings in excess
                     of billings on uncompleted contracts          $    732,300

                    Billings in excess of costs and estimated
                     earnings on uncompleted contracts                  610,742

                                                                   ------------
                                                                   $    121,558
                                                                   ============

NOTE 9 LEASES

              A subsidiary of the Company leases its office, warehouse and shop facilities from a real estate partnership 50% owned by an employee of the subsidiary. The lease is for an initial five year term with a five year renewal option, plus an option to purchase the property at fair market value exercisable at any time during the initial five year term. Annual payments under the lease are $120,000.

              The Company is committed to various other noncancelable operating leases with remaining terms generally from two to five years.

                                MORO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE 9 LEASES

              The minimum commitments under noncancelable leases is:

                        Year Ending            Third Party       Related Party
                        December 31               Amount             Amount               Total
                        -----------             ----------       -------------        -----------
                          2003                  $   47,436        $   120,000         $   167,436
                          2004                      47,436            120,000             167,436
                          2005                      47,436            120,000             167,436
                          2006                      15,812            120,000             135,812
                          2007                           -             90,000              90,000
                                                ----------        -----------         -----------
                          Total                 $  158,120        $   570,000         $   728,120
                                                ==========        ===========         ===========


              Total rent expense was $78,131 and $50,626 for the years ended December 31, 2002 and 2001, respectively, including related party expense of $30,000 for the year ended December 31, 2002.

NOTE 10 DEMAND NOTES PAYABLE, BANK

              The Company through its subsidiaries maintains two separate credit facilities both of which are collateralized by the Company's assets. The Credit Facilities also require the Company to maintain certain financial covenants, which the Company was in compliance with at December 31, 2002.

              J.M. Ahle Co. has an amended credit facility, which matures on June 30, 2003. The Credit Facility entitles the subsidiary to borrow an amount which, in the aggregate, shall not exceed the lesser of (i) the Borrowing Base as defined in the Loan Agreement, or (ii) $2,000,000, less the sum of the then unpaid principal amount of all previous advances. As of December 31, 2002 and 2001 borrowings on the line of credit were $1,031,625 and $1,186,475, respectively. At December 31, 2002, J.M. Ahle had unused and available borrowings of $488,000. Amounts borrowed under the Credit Facility bear interest payable monthly in arrears commencing on September 1, 2002 and on the first day of each month thereafter at a rate of prime plus one quarter percent (.25%). The Company can prepay amounts under the Credit Facility without penalty or premium but with accrued interest to the date of such prepayment on the amount prepaid.

              Rado Enterprises, Inc. has a credit facility, which matures on June 30, 2003. The Credit Facility entitles the subsidiary to borrow an amount which, in the aggregate, shall not exceed the lesser of (i) the Borrowing Base as defined in the Loan Agreement, or (ii) $2,000,000, less the sum of the then unpaid principal amount of all previous advances. As of December 31, 2002, there were no amounts outstanding and Rado had unused and available borrowings under the Credit Facility of $2,000,000. Amounts borrowed under the Credit Facility bear interest payable monthly in arrears commencing on November 1, 2002 and on the first day of each month thereafter at a rate of prime plus one half percent (.50%). The Company can prepay amounts under the Credit Facility without penalty or premium but with accrued interest to the date of such prepayment on the amount prepaid.

                                MORO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



NOTE 11 LONG-TERM DEBT/AMOUNT PAYABLE

                                                                                          2002                   2001
                                                                                     ---------------       ---------------

              Term loan, bank, due April 1, 2005, payable per annum in monthly installments with interest at prime plus .5% per annum (4.75% at
              December 31, 2002.                                                     $        58,333       $        83,333

              Term loan, bank, due October 1, 2007 payable in monthly
              installments with interest at prime plus 1.0% per annum (5.25% per
              annum at December 31, 2002).                                                   332,500                     -

              Subordinated term loan, payable to the President of the Company, due April 1, 2005, payable in annual installments of $75,000 with interest at prime plus .5% per annum (4.75% per annum at December
              31, 2002).                                                                     225,000               300,000

              Term loan, former owner of business acquired, due April 1, 2004, payable in quarterly installments and bears no interest. Interest
              has been imputed at 8% per annum.                                               31,730                42,780

              Term loan to former owner of business acquired due September 30,
              2004, payable in semi-annual installments with interest at 6% per
              annum.                                                                         200,000                     -

              Auto loans due December 2005, payable in 36 equal monthly
              principal payments. The loans bear no interest.                                 63,207                     -

              Deferred amount payable to former owner of business acquired due in six equal annual payments of $100,000 beginning September 30,
              2003 through September 30, 2008. Interest has been imputed at 5%
              per annum.                                                                     507,600                     -
                                                                                     ---------------       ---------------
                                                                                           1,418,370               426,613
              Less: current portion                                                          409,828               118,800
                                                                                     ---------------       ---------------
                                                                                     $     1,008,542       $       307,313
                                                                                     ===============       ===============



                                MORO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE 11 LONG-TERM DEBT/AMOUNT PAYABLE

              Maturities of long-term debt are as follows:

                                    2003                         $    409,828
                                    2004                              385,773
                                    2005                              264,969
                                    2006                              152,300
                                    2007                              130,900
                                    Thereafter                         74,600
                                                                 ------------
                                       Total                     $  1,418,370
                                                                 ============

              On March 31, 2000 the President of the Company borrowed $300,000 from a bank on substantially the same terms and conditions as exist in connection with the subordinated term loan made by the President to the Company. The Company and subsidiary guarantee the repayment of bank loan to the President.

              Convertible debentures

              During the year 2002, the Company issued 10% convertible debentures totaling $650,000 due in one lump sum payable on September 30, 2007. Interest is payable semi-annually. The debentures are convertible anytime prior to maturity into the Company's common stock, $.001 par value, at a conversion price of $2.00 per common share. If all of the debentures were converted a total of 325,000 common shares would be issued, which the Company has reserved.

NOTE 12 SEGMENT

              Segment information for the year ended December 31, 2002 is as follows:

                                              Construction          Mechanical
                                                Materials           Contracting            Corporate               Total
                                            ----------------      ---------------       --------------       ----------------
              Revenues                      $     11,052,294      $     3,532,657       $             -      $     14,584,951
              Gross profit                  $      2,335,395      $       571,417       $             -      $      2,906,812
              Income from operations        $        606,170      $       150,674       $         1,205      $        758,049

              Total assets                  $      3,270,858      $     4,997,995       $       185,803      $      8,454,656
              Capital spending              $        254,561      $             -       $             -      $        254,561
              Depreciation expense          $         75,031      $        33,373       $             -      $        108,404



              For the year ended December 31, 2001, the Company operated in one business segment: Construction Materials.

                                MORO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE 13 COMMITMENTS AND CONTINGENCIES

              Legal Matters

              The Company does not have any pending legal proceedings against it.

              Rado Acquisition Earnings Contingency

              The Company is required to share, with the former owner of an acquired business, additional excess profits, as defined in the Asset Purchase Agreement, related to a certain customer contract.

              As of December 31, 2002 such mechanical contract is substantially complete and it appears probable an amount will be paid in accordance with the terms above, therefore, the Company has accrued expense of $282,000 related to this matter.

              Profit Participation Agreements

              The Company has a profit participation arrangement with certain employees of a subsidiary based on earnings in excess of graduated targets, as defined, for the twelve months ending September 30, 2003 and September 30, 2004. As of December 31, 2002 earnings, as defined, have not exceeded any of the graduated targets and the Company has not accrued any amounts.

              Other Matters

              The Company is negotiating contract change orders and claims with customers in the ordinary course of business. In the opinion of management, it is not possible to determine the outcome of these negotiations and no amounts have been recognized in the financial statements for these matters.

              The Company, as a condition for entering into construction contracts, had outstanding surety bonds of $1,867,000 as of December 31, 2002. The President of the Company has personally guaranteed a maximum of $1,000,000 of the outstanding surety bonds.

NOTE 14 COMMON AND PREFERRED STOCK

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

                                MORO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE 14 COMMON AND PREFERRED STOCK

              As described in Note 11 to the consolidated financial statements, the Company sold convertible debentures on October 1, 2002 that can be converted into common shares at a conversion price of $2.00 per share. Also, on October 1, 2002 the Company received $300,000 from the sale of 600,000 shares of common stock, $.001 par value. These funds were used to finance a portion of the Rado Enterprises, Inc. acquisition.

              On August 1, 2000, the Company sold 50,000 units each consisting of one share of common stock and two warrants to purchase common stock at $.75 per share. Each unit was sold for $.50 per share. The common stock was recorded at $.495 per share and the warrants at $.005 per share. The warrants expire on July 31, 2003.

NOTE 15 INCENTIVE STOCK OPTION PLAN

              In 2000, the Company established an incentive stock option plan (the Plan) and presently has reserved 300,000 shares of the Company's common stock for issuance under the Plan. Options granted pursuant to the Plan and contractual agreements at December 31, 2002 and 2001 were 60,000 and those options were granted to key employees. The exercise price is $.75 per common share, and are exercisable through July 31, 2005. All issuances were granted at the fair market value of the Company's common stock at time of grant.

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

              Stock option transact3ions for employees during 2002 and 2001 are as follows:


                                                                               Weighted Average
                                                                                Exercise Price      Exercise Price
                                                        Option      Vested       Per Vested           Per Vested
                                                        Shares       Share       Common Share        Common Share
                                                        ------      ------      --------------     ----------------
              Balance, January 1, 2001                  60,000       60,000
              Granted/vested during the year                 0            0         $.75                 $.75
                                                        ------       ------
              Balance, December 31, 2001                60,000       60,000
              Granted/vested during the year                 0            0
                                                        ------       ------
              Balance, December 31, 2002                60,000       60,000         $.75                 $.75
                                                        ======       ======


                                MORO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE 15 INCENTIVE STOCK OPTION PLAN

              Information with respect to employee stock options outstanding and employee stock options exercisable at December 31, 2002 is as follows:

                                             Employee Options Outstanding
                                             ----------------------------
                                         Number                   Weighted Average
                 Exercise              Outstanding                   Remaining                Weighted Average
                  Prices               at 12/31/02                Contractual Life             Exercise Price
                 --------              -----------                ----------------            ----------------
                   $.75                  60,000                      2.58 years                     $.75

                                                     Employee Options Exercisable
                                                     ----------------------------
                                                         Number
                              Exercise                Outstanding              Weighted Average
                               Prices                 at 12/31/02               Exercise Price
                              --------                -----------              ----------------
                             $.75                          60,000                  $.75

NOTE 16 EARNINGS PER SHARE

              The consolidated financial statements are presented in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings per share are computed using the weighted average number of common shares outstanding during the period.

              The following represents a reconciliation from basic earnings per share to diluted earnings per share. Options to purchase 325,000 shares of common stock under the convertible debentures were outstanding at December 31, 2002. These options and the incentive stock options were not included in the computation of diluted earnings per share because the conversion and exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

                                                               2002             2001
                                                           -----------       ----------
                  Net income, as reported                  $   395,266       $  491,665

                  Deduct:  Total stock-based employee
                   compensation expense determined
                   under fair value based method for
                   all awards, net of tax effects                    -                -
                                                           -----------       ----------
                  Pro-forma net income                     $   395,266       $  491,665
                                                           ===========       ==========
                  Earnings per share:
                     Basic - as reported                   $      0.07       $     0.09
                                                           ===========       ==========
                     Basic - pro-forma                     $      0.07       $     0.09
                                                           ===========       ==========
                     Diluted - as reported                 $      0.07       $     0.09
                                                           ===========       ==========
                     Diluted - pro-forma                   $      0.07       $     0.09
                                                           ===========       ==========


                                MORO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE 17 RETIREMENT PLANS

              The Company's sponsored retirement plans include a 401(k), a defined contribution money purchase plan and a discretionary retirement savings plan. Union employees are covered by various union multiemployer sponsored retirement plans. Vested benefits vary in accordance with years of credited service.

              Expense related to the above referenced plans for the years ended December 31, 2002 and 2001 was $259,768 and $21,880, respectively.

NOTE 18       INCOME TAX PROVISION

              The income tax provision consisted of the following:

                                                    2002               2001
                                                -----------       -----------
                           Current:
                               Federal          $   170,000       $   223,000
                               State                 53,000            73,000
                                                -----------       -----------
                                                    223,000           296,000
                                                -----------       -----------
                           Deferred:
                               Federal               44,000             8,500
                               State                  8,000             2,500
                                                -----------       -----------
                                                     52,000            11,000
                                                -----------       -----------
                                                $   275,000       $   307,000
                                                ===========       ===========


              Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities are approximately as follows:

                                                                  2002             2001
                                                               ---------       ----------
                           Gross deferred tax liabilities:
                               Depreciation                    $  67,000       $   15,000
                                                               =========       ==========

                                MORO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE 18 INCOME TAX PROVISION

              A reconciliation of income taxes computed at the United States federal statutory income tax rate to the provision for income taxes reflected in the Consolidated Statements of Income for the years ended December 31, 2002 and 2001 is as follows:

                                                               2002              2001
                                                           -----------       -----------
                      U.S. Federal income tax at
                       Federal statutory rate              $   227,000       $   272,000

                      State and local income taxes, net
                       of Federal income tax                    44,000            53,000

                      Change in valuation allowance                  -                 -

                      Other                                      4,000           (18,000)
                                                           -----------       -----------
                                                           $   275,000       $   307,000
                                                           ===========       ===========

NOTE 19 FINANCIAL INSTRUMENTS

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

              The Company grants contract credit, generally without collateral, to its customers, which are concentrated private companies and state and federal agencies. Management believes that its contract acceptance, billing and collection policies are adequate to minimize potential credit risk.

              The Company is exposed to credit loss in the event of nonperformance by its subcontractors. At December 31, 2002, management was not aware of any significant nonperforming subcontractors.

                                MORO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE 19 FINANCIAL INSTRUMENTS

              Fair value of financial instruments

              Cash, accounts receivables and accounts payable approximate their fair values due to the short maturity of these instruments.

              The line of credit, which has a variable interest rate, and term loans approximate fair value based on their redemption value.

              The fair value of deferred amount payable to former owner of business acquired is estimated based on discounting the future payments using current interest rates at which similar loans would be financed.

NOTE 20 SIGNIFICANT VENDORS

              For the year ended December 31, 2002, the Company had three vendors who accounted for approximately 56% of total purchases. Accounts payable related to these vendors at December 31, 2002, amounted to 54% of total accounts payable.

              For the year ended December 31, 2001, the Company had three vendors who accounted for approximately 57% of total purchases. Accounts payable related to these vendors at December 31, 2001 amounted to 49% of total accounts payables.

NOTE 21 RELATED PARTY TRANSACTIONS

              As described in Note 9 of the consolidated financial statements, the Company has entered into a lease agreement with an officer of one of its primary business premises.

              The Company has an informal management agreement with an entity in which the majority shareholder has a material interest. Management fees were $75,000 and $125,000 for the years ended December 31, 2002 and 2001, respectively. Amounts owed to this entity were $11,288 and $24,285 for the years ended December 31, 2002 and 2001, respectively.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

        Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons

         The executive officers and Directors of the Company, as of December 31, 2002, together with their ages and business backgrounds are as follows:


        Name                    Age            Position
        ----                    ---            --------

David W. Menard                 65       Chairman of the Board of
                                         Directors, Chief Executive
                                         Officer, President

Lawrence J. Corr                59       Vice President, Director

Phillip Naides                  72       Director

Douglas M. Lurio                46       Director


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

Item 10. Executive Compensation.

         During calendar years 2001 and 2002, David W. Menard, the Chief Executive Officer of the Company, did not receive any compensation directly from the Company for his services rendered to the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth information regarding beneficial ownership of Common Stock by all persons known to the Company to have owned more than 5% of the outstanding shares of Common Stock on December 31, 2002, and the Common Stock beneficially owned by the directors and officers of the Company as of such date.

                                                                                  Percentage of
Name and Address                        Number of Shares(1)                   Outstanding Shares(2)
----------------                        -------------------                   ---------------------
David W. &                                 4,641,429(3)                                68.9%
Jacqueline J. Menard
Suite 240
111 Presidential Boulevard
Bala Cynwyd, PA 19004

Lawrence J. Corr                              50,000                                      *
Suite 240
111 Presidential Boulevard
Bala Cynwyd, PA 19004

Phillip Naides                                     0                                      *
1750 Oakwood Road
Penn Valley, PA 19072

Douglas M. Lurio                              41,071(4)                                   *
Suite 2340
2005 Market Street
Philadelphia, PA 19103

All Directors and Officers
as a group (4 persons)                     4,732,500                                   70.3%

------------
*Less than one percent.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and derives from either voting or investment power with respect to securities.

(2) For purposes of this table, there were 6,735,000 shares of Common Stock deemed to be issued and outstanding reflecting the Common Stock outstanding as well as the Common Stock underlying the outstanding 100,000 warrants, 60,000 options and $650,000 of 10% Convertible Debentures.

(3) Reflects 2,406,429 shares owned by Mr. Menard and 2,235,000 shares owned by Mrs. Menard.

(4)  Reflects 12,500 shares underlying 10% Convertible Debenture.

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

         During the 2002 and 2001 calendar years, Colmen Menard, a company owned by David W. Menard, received management services fees from the Company of $75,000 and $125,000, respectively.

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

        **4.1              Form of 10% Convertible Debenture due September 30,
                           2007.

        **4.2 Loan and Security Agreement dated September 30, 2002 among Sovereign Bank, Moro/Rado Acquisition Corp., and Moro Corporation.

        **4.3 $2,000,000 Line of Credit Note dated September 30, 2002 by Moro/Rado Acquisition Corp., as maker, in favor of Sovereign Bank, as payee.

        **4.4 $350,000 Acquisition Term Note dated September 30, 2002 by Moro/Rado Acquisition Corp., as maker, in favor of Sovereign Bank, as payee.

        **4.5 Surety Agreement dated September 30, 2002 by Moro Corporation in favor of Sovereign Bank.

        **4.6 Third Amendment to Loan and Security Agreement dated October 21, 2002 by and among Sovereign Bank, J.M. Ahle Co., Inc., David W. Menard, Jacqueline J. Menard, and Moro Corporation.

        **4.7 $300,000 Amended and Restated Acquisition Term Note dated September 30, 2002 by David W. and Jacqueline
                           J. Menard, as makers, in favor of Sovereign Bank, as payee.

        **4.8 $125,000 Amended and Restated Term Note dated October 21, 2002 by J. M. Ahle Co., Inc., as maker, in favor of Sovereign Bank, as payee.

        **4.9 Second Amendment to Loan and Security Agreement dated August 28, 2002 by and among Sovereign Bank, J.M. Ahle Co., Inc., David W. Menard, Jacqueline J. Menard, and Moro Corporation.

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

         10.2 Loan And Security Agreement dated March 31, 2000, by and between Sovereign Bank, Moro Acquisition Corp. and David W. and Jacqueline J. Menard (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999)

         10.3 First Amendment to Loan And Security Agreement dated August 30, 2001, by and between Sovereign Bank, J.M. Ahle Co., Inc., Moro Corporation, and David W. and Jacqueline J. Menard

         10.4 Amended and Restated Line of Credit Note dated August 30, 2001 by J.M. Ahle Co., Inc., as maker, in favor of Sovereign Bank, as payee, in the principal amount of $1,500,000

         10.5 Subordinated Term Note dated March 31, 2000 by Moro Acquistion Corp., as maker, in favor of David W. Menard and Jacqueline J. Menard, as payee, in the principal amount of $300,000 (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999)

         10.6 Surety Agreement dated March 31, 2000 by Moro Corporation in favor of Sovereign Bank (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999)

         10.7              Acquisition Term Note dated March 31, 2000 by David
                           W. Menard and Jacqueline J. Menard, as maker, in favor of Sovereign Bank, as payee, in the principal amount of $300,000 (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999)

         10.8 2000 Stock Option Plan dated August 1, 2000 (Incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000)

         10.9 Subscription Agreement between the Company and Greenwood Partners, LLC, dated August 1, 2000 (Incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000)

         10.10 Greenwood Partners Warrant Certificate dated August 1, 2000 (Incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000)

         10.11 Asset Purchase Agreement dated July 31, 2002 by and among Moro/Rado Acquisition Corp., Rado Enterprises, Inc., and Antonio D. Rado (incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K filed October 15, 2002).

       **99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K

         During the quarter ended December 31, 2002, the Company filed a Form 8-K dated October 15, 2002 reporting information under Item 2 and Item 7 relating to its purchase of substantially all of the operating assets of Rado Enterprises, Inc.

         During the quarter ended December 31, 2002, the Company filed a Form 8-K/A dated December 16, 2002, amending the above-referenced Current Report, reporting information under Item 7 relating to the historical financial statements and pro forma financial information of Rado Enterprises, Inc.

Item 14. Controls and Procedures

(a) Evaluation of disclosure conrols and procedures.

         The principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of these disclosure controls and procedures. Within the 90 days prior to the filing date of this report, our principal executive officer and principal financial officer evaluated these disclosure controls and procedures and concluded that these disclosure controls and procedures are effective.

(b) Changes in internal controls.

         Subsequent to the date of the above evaluation, we made no significant changes in our internal controls or in other factors that could significantly affect these controls, nor did we take any corrective action, as the evaluation revealed no significant deficiencies or material weaknesses.




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

Signatures                                 Title                             Date
----------                                 -----                             ----
/s/ David W. Menard              President and Director                    March 31, 2003
--------------------             (Principal Executive Officer
David W. Menard                  and Principal Accounting
                                 Officer)

/s/ Lawrence J. Corr             Vice President, Director                  March 31, 2003
---------------------
Lawrence J. Corr

                                 Director                                  March __, 2003
---------------------
Philip Naides


/s/ Douglas M. Lurio             Director                                  March 31, 2003
---------------------
Douglas M. Lurio


                            CERTIFICATION PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


I, David W. Menard, Chief Executive Officer and Chief Financial Officer of the registrant, certify that:

1. I have reviewed this annual report on Form 10-KSB of Moro Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 31, 2003                         /s/ David W. Menard
     -------------------                     -----------------------------------
                                             David W. Menard, Chief Executive
                                             Officer and Chief Financial Officer