Form 10QSB
period 2003-03-31
MORO CORP
filed 2003-06-04
CIK 940800

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


                      For the Quarter Ended March 31, 2003
                          Commission File No. 000-26828


--------------------------------------------------------------------------------


                                MORO CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


--------------------------------------------------------------------------------


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

         As of March 31, 2003, 6,250,000 shares of common stock were outstanding.

                                MORO CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2003 AND DECEMBER 31, 2002

                                                                            March 31,              December 31,
                                                                              2003                     2002
                                                                           -----------             ------------
                                                                           (Unaudited)
                                        ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                              $    806,973            $    976,239
   Trade accounts receivable, net                                            1,355,071               1,927,920
   Accounts receivable on contracts (including retentions)                   2,549,376               2,567,006
   Inventory                                                                   679,595                 598,030
   Costs and estimated earnings in excess of billings
     on uncompleted contracts                                                  313,863                 732,300
   Prepaid income taxes                                                        101,060                       -
   Other current assets                                                         73,213                  46,260
                                                                          ------------            ------------
        Total current assets                                                 5,879,151               6,847,755

PROPERTY AND EQUIPMENT, NET                                                  1,145,989               1,157,915

OTHER INTANGIBLE ASSETS, NET                                                    53,645                  62,530

OTHER ASSETS                                                                     7,093                   5,593

GOODWILL                                                                       385,341                 380,863
                                                                          ------------            ------------
                                                                          $  7,471,219            $  8,454,656
                                                                          ============            ============

          See accompanying notes to consolidated financial statements

                                MORO CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2003 AND DECEMBER 31, 2002

                                                                        March 31,          December 31,
                                                                          2003                 2002
                                                                       -----------         ------------
                                                                       (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Line of credit                                                     $   765,225           $ 1,031,625
  Current portion of long-term debt                                      422,293               409,828
  Trade accounts payable                                               1,504,295             1,188,491
  Amounts payable related party                                          928,948               967,155
  Accrued expenses                                                       236,787               488,673
  Billings in excess of costs and estimated earnings
    on uncompleted contracts                                             151,866               610,742
  Income taxes payable                                                         -               124,282
                                                                     -----------           -----------
      Total current liabilities                                        4,009,414             4,820,796
                                                                     -----------           -----------

LONG-TERM LIABILITIES
  Long-term debt                                                         851,279             1,008,542
  Convertible debentures                                                 650,000               650,000
  Deferred tax liability                                                  80,000                67,000
                                                                     -----------           -----------
      Total long-term liabilities                                      1,581,279             1,725,542
                                                                     -----------           -----------
      Total liabilities                                                5,590,693             6,546,338
                                                                     -----------           -----------


STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value, authorized 5,000,000 shares;
    none issued or outstanding                                                 -                     -
  Common stock, $.001 par value, 25,000,000 shares;
    issued and outstanding 6,250,000 shares at March 31, 2003
    and 6,250,000 shares at December 31, 2002                              6,250                 6,250
  Additional paid-in capital                                             793,325               793,325
  Retained earnings                                                    1,080,951             1,108,743
                                                                     -----------           -----------
      Total stockholders' equity                                       1,880,526             1,908,318
                                                                     -----------           -----------

                                                                     $ 7,471,219           $ 8,454,656
                                                                     ===========           ===========

          See accompanying notes to consolidated financial statements

                                MORO CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                                                         2003                     2002
                                                                     ------------              -----------
REVENUES
   Product sales, net                                                $  1,428,711              $ 2,276,509
   Construction contracts revenue                                       3,287,990                        -
                                                                     ------------              -----------
     Total revenues                                                     4,716,701                2,276,509
                                                                     ------------              -----------

COST OF REVENUES
   Cost of goods sold                                                   1,123,525                1,768,310
   Cost of construction contract revenue                                2,927,138                        -
                                                                     ------------              -----------
     Total cost of revenues                                             4,050,663                1,768,310
                                                                     ------------              -----------

GROSS PROFIT                                                              666,038                  508,199

OPERATING EXPENSES
   Selling, general and administrative expenses                           671,827                  390,066
                                                                     ------------              -----------

OPERATING (LOSS) INCOME                                                    (5,789)                 118,133

OTHER INCOME (EXPENSE)
   Other                                                                    4,412                        -
   Interest income                                                          1,542                    2,029
   Interest expense                                                       (39,299)                 (24,497)
                                                                     ------------              -----------

(LOSS) INCOME BEFORE INCOME TAXES                                         (39,134)                  95,665

(BENEFIT) PROVISION FOR INCOME TAXES                                      (11,342)                  27,000
                                                                     ------------              -----------

NET (LOSS) INCOME                                                    $    (27,792)             $    68,665
                                                                     ============              ===========

EARNINGS PER SHARE - BASIC                                           $          -              $      0.01
                                                                     ============              ===========

EARNINGS PER SHARE - DILUTED                                         $          -              $      0.01
                                                                     ============              ===========

WEIGHTED AVERAGE SHARES                                                 6,250,000                5,650,000
                                                                     ============              ===========

          See accompanying notes to consolidated financial statements

                                MORO CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                                                                          2003                2002
                                                                                      -------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss) income                                                                  $    (27,792)       $    68,665
   Adjustments to reconcile net (loss) income to net cash provided by operating activities:
        Amortization                                                                         8,885                  -
        Depreciation                                                                        58,168             16,956
        Deferred income taxes                                                               13,000                  -
     Changes in assets and liabilities, net of acquisitions:
        Trade accounts receivable                                                          572,849            200,959
        Contract accounts receivable                                                        17,630                  -
        Inventory                                                                          (81,565)            (5,731)
        Costs excess of billings                                                           418,437                  -
        Prepaid income taxes                                                              (225,342)                 -
        Other current assets                                                               (26,953)            (9,032)
        Other assets                                                                        (1,500)                 -
        Trade accounts payable                                                             315,804            193,171
        Amounts payable related party                                                      (38,207)                 -
        Accrued expenses                                                                  (251,886)           (35,945)
        Billings in excess of costs                                                       (458,876)                 -
        Income taxes payable                                                                     -             18,347
                                                                                      ------------        -----------
          Net cash provided by operating activities                                        292,652            447,390
                                                                                      ------------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                                      (46,242)           (81,298)
   Business acquisition costs                                                               (4,478)                 -
                                                                                      ------------        -----------
          Net cash used in investing activities                                            (50,720)           (81,298)
                                                                                      ------------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds of line of credit                                                              648,600             35,700
   Repayments of line of credit                                                           (915,000)          (500,000)
   Proceeds of long-term debt                                                               20,000                  -
   Principal payments of notes payable                                                    (164,798)            (6,250)
                                                                                      ------------        -----------
          Net cash used in financing activities                                           (411,198)          (470,550)
                                                                                      ------------        -----------
          Net decrease in cash                                                            (169,266)          (104,458)

CASH, BEGINNING                                                                            976,239            645,714
                                                                                      ------------        -----------
CASH, ENDING                                                                          $    806,973        $   541,256
                                                                                      ============        ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid for interest                                                             $     28,844        $    21,714
                                                                                      ============        ===========
   Cash paid for taxes                                                                $    200,000        $         -
                                                                                      ============        ===========


          See accompanying notes to consolidated financial statements

                                MORO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002



NOTE 1        BASIS OF PRESENTATIONS

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

              The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information with the instructions for Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

NOTE 2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              Principles of consolidation
              ---------------------------

              The consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

              Accounts receivable
              -------------------

              Accounts receivable, trade are reported at amounts management expects to collect on balances outstanding at year-end. Accounts are charged to bad debt expense when deemed uncollectible based upon a periodic review of individual accounts. Accounts receivable are considered fully collectible by management and, accordingly, no allowance for doubtful accounts is considered necessary.

              Revenue recognition
              -------------------

              Revenue from product sales is recognized upon shipment to customers, title passing and all obligations of the Company have been satisfied. Provisions for returns are provided for in the same period the related sales are recorded.

                                MORO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002



NOTE 2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              Contract revenue and cost recognition
              -------------------------------------

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

              Shipping and handling costs
              ---------------------------

              Shipping and handling revenues are included in net sales and the related costs are included in cost of sales.

              Stock-based compensation
              ------------------------

              Effective December 31, 2002, the Company adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Since the Company does not plan to adopt the fair value method of accounting of Statement No. 123, the Company does not expect any impact on consolidated results of operations or financial condition in 2003. At March 31, 2003, the Company had one stock-based employee compensation plan. The Company accounts for this plan under the intrinsic value recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employee," and related Interpretations.

              Segment information
              -------------------

              The Company operates in two business segments: Construction Materials and Mechanical Contracting; the Mechanical Contracting segment began on October 1, 2002.

                                MORO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002



NOTE 2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              Segment information
              -------------------

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

              Use of estimates
              ----------------

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

NOTE 3        RECENTLY ISSUED ACCOUNTING PRINCIPLES

              In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS No. 146"), "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)," SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the impact of adopting SFAS No. 146, but does not expect it to have a material impact on its results of operations or its financial condition.

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

                                MORO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002



NOTE 3        RECENTLY ISSUED ACCOUNTING PRINCIPLES

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

              In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group process and in connection with implementation issues raised in relation to the application of the definition of a derivative. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not expect the requirements of SFAS 149 to have a material impact on the results of operations, financial position, or liquidity.

              In May 2003, the FASB issued SFAS No. 150, for certain financial instruments with characteristics of both liabilities and equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect a material impact on the results of operations, financial position or liquidity.

NOTE 4        ACQUISITION

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

                                MORO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002


NOTE 4        ACQUISITION

              The following unaudited pro forma consolidated results of operations are presented as if the acquisition of Rado had been made at the beginning of the period presented. This unaudited pro forma information is being provided for informational purposes only. It is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the periods presented or the future results of the combined operations.
                                                            Three Months Ended
                                                              March 31, 2002
                                                            ------------------
                  Sales                                        $ 4,753,000
                  Cost of sales                                  3,894,000
                                                               -----------
                  Gross profit                                     859,000
                  Operating expenses                               529,000
                                                               -----------
                  Operating income                                 330,000
                  Other income - net                                 3,000
                                                               -----------
                  Income before income taxes                       333,000
                  Provision for income taxes                       121,000
                                                               -----------

                  Net income                                   $   212,000
                                                               ===========

                  Basic earnings per common share              $       .04
                                                               ===========
                  Diluted earnings per common share            $       .04
                                                               ===========

                  Weighted average shares                        5,650,000
                                                               ===========

NOTE 5        EARNINGS PER SHARE

              The consolidated financial statements are presented in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings per share are computed using the weighted average number of common shares outstanding during the period.

                                MORO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002


NOTE 5        EARNINGS PER SHARE

              The following represents a reconciliation from basic earnings per share to diluted earnings per share. Options to purchase 325,000 shares of common stock under the convertible debentures were outstanding at March 31, 2003. These options and the incentive stock options were not included in the computation of diluted earnings per share because the conversion and exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

                                                                          Three Months Ended
                                                                                March 31,
                                                                        2003                 2002
                                                                     ----------           ---------
                    Net (loss) income, as reported                   $ (27,792)           $  68,665

                    Deduct: Total stock-based employee
                     compensation expense determined
                     under fair value based method for
                     all awards, net of tax effects                          -                    -
                                                                     ---------            ---------

                    Pro-forma net income                             $ (27,792)           $  68,665
                                                                     =========            =========
                    Earnings per share:
                         Basic - as reported                         $       -            $     .01
                                                                     =========            =========
                         Basic - pro-forma                           $       -            $     .01
                                                                     =========            =========
                         Diluted - as reported                       $       -            $     .01
                                                                     =========            =========
                         Diluted - pro-forma                         $       -            $     .01
                                                                     =========            =========

NOTE 6        INVENTORY

              Inventory is recorded at the lower of cost or market using the first-in, first-out (FIFO) method. As of March 31, 2003, all inventories consist of raw materials and parts, which are available for resale.

                                MORO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002



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

              The changes in the carrying amount of goodwill for the period January 1, 2003 through March 31, 2003 are as follows:

                    Balance at January 1, 2003                    $ 380,863

                    Goodwill adjustment                               4,478
                                                                  ---------
                    Balance at March 31, 2003                     $ 385,341
                                                                  =========

              The following table provides the components of other intangible assets:

                                                                                                   Net
                                                      Gross              Accumulated            Intangible
                                                      Amount             Amortization             Asset
                                                     --------            ------------           ----------
                 Covenant-not-to-compete             $ 25,000              $  (2,493)            $ 22,507

                 Acquired contracts                    46,548                (15,410)              31,138
                                                     --------              ---------             --------
                 Balance at March 31, 2003           $ 71,548              $ (17,903)            $ 53,645
                                                     ========              =========             ========


              Amortization expense totaled $8,885 for the three months ending March 31, 2003.

                                MORO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002



NOTE 8        LONG-TERM DEBT/AMOUNT PAYABLE

                                                                                                   March 31,
                                                                                                     2003
                                                                                                 -----------
              Term loan, bank, due April 1, 2005, payable per annum in monthly installments with interest at prime plus .5%
              per annum (4.75% at March 31, 2003).                                               $    50,000

              Term loan, bank, due October 1, 2007, payable in monthly
              installments with interest at prime plus 1.0%
              per annum (5.25% per annum at March 31, 2003).                                         315,000

              Subordinated term loan, payable to the President of the Company, due April 1, 2005, payable in annual installments of $75,000 with interest at prime plus .5% per annum (4.75% per
              annum at March 31, 2003).                                                              150,000

              Term loan, former owner of business acquired, due April 1, 2004, payable in quarterly installments and bears
              no interest. Interest has been imputed at 8% per annum.                                 24,033

              Term loan to former owner of business acquired
              due September 30, 2004, payable in semi-annual
              installments with interest at 6% per annum.                                            150,000

              Auto loans due December 2005, payable in 36 equal
              monthly principal payments. The loans bear no interest.                                 57,939

              Term loan, bank, due November 1, 2004, payable
              in monthly installments with interest at 4.25% per annum.                               19,000

              Deferred amount payable to former owner of business acquired due in six equal annual payments of $100,000 beginning September 30,
              2003 through September 30, 2008. Interest has been imputed
              at 5% per annum.                                                                       507,600
                                                                                                 -----------
                                                                                                   1,273,572
              Less: current portion                                                                  422,293
                                                                                                 -----------
                                                                                                 $   851,279
                                                                                                 ===========

              Maturities of long-term debt are as follows:

                           2003                                    $   422,293
                           2004                                        384,601
                           2005                                        176,378
                           2006                                        137,300
                           2007                                         78,400
                     Thereafter                                         74,600
                                                                   -----------
                          Total                                    $ 1,273,572
                                                                   ===========

                                MORO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002


NOTE 8        LONG-TERM DEBT/AMOUNT PAYABLE

              On March 31, 2000 the President of the Company borrowed $300,000 from a bank on substantially the same terms and conditions as exist in connection with the subordinated term loan made by the President to the Company. The Company and subsidiary guarantee the repayment of bank loan to the President.

              Convertible debentures
              ----------------------

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

NOTE 9        DEMAND NOTES PAYABLE, BANK

              The Company through its subsidiaries maintains two separate credit facilities both of which are collateralized by the Company's assets. The Credit Facilities also require the Company to maintain certain financial covenants, which the Company was in compliance with at March 31, 2003.

              J.M. Ahle Co. has an amended credit facility, which matures on June 30, 2003. The Credit Facility entitles the subsidiary to borrow an amount which, in the aggregate, shall not exceed the lesser of (i) the Borrowing Base as defined in the Loan Agreement, or (ii) $2,000,000, less the sum of the then unpaid principal amount of all previous advances. As of March 31, 2003 and December 31, 2002, borrowings on the line of credit were $765,225 and $1,031,625, respectively. At March 31, 2003, J.M. Ahle had unused and available borrowings of $380,369. Amounts borrowed under the Credit Facility bear interest payable monthly in arrears commencing on September 1, 2002 and on the first day of each month thereafter at a rate of prime plus one quarter percent (.25%). The Company can prepay amounts under the Credit Facility without penalty or premium but with accrued interest to the date of such prepayment on the amount prepaid.

              Rado Enterprises, Inc. has a credit facility, which matures on June 30, 2003. The Credit Facility entitles the subsidiary to borrow an amount which, in the aggregate, shall not exceed the lesser of (i) the Borrowing Base as defined in the Loan Agreement, or (ii) $2,000,000, less the sum of the then unpaid principal amount of all previous advances. As of March 31, 2003 and December 31, 2002, there were no amounts outstanding. At March 31, 2003, Rado had unused and available borrowings under the Credit Facility of $1,608,000. Amounts borrowed under the Credit Facility bear interest payable monthly in arrears commencing on November 1, 2002 and on the first day of each month thereafter at a rate of prime plus one half percent (.50%). The Company can prepay amounts under the Credit Facility without penalty or premium but with accrued interest to the date of such prepayment on the amount prepaid.

                                MORO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002

NOTE 10       SEGMENT INFORMATION

              The Company operates in two business segments: Construction Materials and Mechanical Contracting. The operating segments are managed separately and maintain separate personnel due to the differing services offered by each segment.

              Segment information for the three months ended March 31, 2003 is as follows:

                                            Construction          Mechanical
                                              Materials          Contracting        Corporate           Total
                                            -------------        -----------        ---------           -----
              Revenues                      $ 1,428,711        $  3,287,990        $        -        $ 4,716,701
              Gross profit                  $   305,186        $    360,852        $        -        $   666,038
              Income (loss) from
               operations                   $   (62,061)       $     69,562        $  (13,290)       $    (5,789)

              Total assets                  $ 2,859,331        $  4,489,955        $  121,933        $ 7,471,219

              Depreciation and
               amortization expenses        $    23,513        $     43,540        $        -        $    67,053


               For the three months ended March 31, 2002, the Company operated in one business segment: Construction Materials.

NOTE 11       COMMITMENTS AND CONTINGENCIES

              Legal matters
              -------------

              The Company does not have any pending legal proceedings against it.

              Rado acquisition earnings contingency
              -------------------------------------

              The Company is required to share, with the former owner of an acquired business, additional excess profits, as defined in the Asset Purchase Agreement, related to a certain customer contract.

              As of March 31, 2003, such mechanical contract is substantially complete and it appears probable an amount will be paid in accordance with the terms above; therefore, the Company has accrued expense of $384,000 related to this matter.

              Profit participation agreements
              -------------------------------

              The Company has a profit participation arrangement with certain employees of a subsidiary based on earnings in excess of graduated targets, as defined, for the twelve months ending September 30, 2003 and September 30, 2004. As of March 31, 2003, earnings, as defined, have not exceeded any of the graduated targets and the Company has not accrued any amounts.

                                MORO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002


NOTE 11       COMMITMENTS AND CONTINGENCIES

              Other matters
              -------------

              The Company is negotiating contract change orders and claims with customers in the ordinary course of business. In the opinion of management, it is not possible to determine the outcome of these negotiations and no amounts have been recognized in the financial statements for these matters.

              The Company, as a condition for entering into construction contracts, had outstanding surety bonds of $1,947,000 as of March 31, 2003. The President of the Company has personally guaranteed a maximum of $1,000,000 of the outstanding surety bonds.

NOTE 12       INCENTIVE STOCK OPTION PLAN

              In 2000, the Company established an incentive stock option plan (the Plan) and presently has reserved 300,000 shares of the Company's common stock for issuance under the Plan. Options granted pursuant to the Plan and contractual agreements at March 31, 2003 were 60,000 and those options were granted to key employees. The exercise price is $.75 per common share, and are exercisable through July 31, 2005. All issuances were granted at the fair market value of the Company's common stock at time of grant.

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

              Stock option transactions for employees during 2003 are as follows:

                                                                                                      Weighted Average
                                                                                 Exercise Price        Exercise Price
                                                     Option          Vested        Per Vested            Per Vested
                                                     Shares          Shares       Common Share          Common Share
                                                     --------        ------      ---------------      -----------------
              Balance, January 1, 2003                60,000         60,000
              Granted/vested during the period             0              0         $   .75               $   .75
                                                      ------         ------
              Balance, March 31, 2003                 60,000         60,000
                                                      ======         ======

                                MORO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002


NOTE 12       INCENTIVE STOCK OPTION PLAN

              Information with respect to employee stock options outstanding and employee stock options exercisable at March 31, 2003 is as follows:

                                              Employee Options Outstanding
                                         --------------------------------------
                                           Number             Weighted Average
                Exercise                 Outstanding              Remaining              Weighted Average
                 Prices                  at 3/31/03           Contractual Life            Exercise Price
                --------                 ----------           ----------------           ----------------
                 $ .75                     60,000                2.33 years                   $ .75

                                       Employee Options Exercisable
                                       ----------------------------
                                                   Number
                       Exercise                 Outstanding           Weighted Average
                        Prices                   at 3/31/03            Exercise Price
                       --------                 -----------           ----------------
                        $ .75                       60,000                  $ .75

Item 2.       Management's Discussion and Analysis or Plan of Operations.

Forward Looking Statements

This Form 10-QSB contains certain forward looking statements regarding, among other things, the anticipated financial and operating results of the Company. For this purpose, forward looking statements are any statements contained herein that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, "believes," "expects", "anticipates," or similar expressions. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. Important factors that could cause the Company's actual results to differ materially from those projected include, for example (i) there is no assurance that the Company can locate and purchase businesses that meet its criteria for acquisition, (ii) there is no assurance that the Company will achieve high returns on capital because of, among other reasons, unanticipated fluctuations in costs such as material and labor, ineffective management of business operations, or adverse change in the demand in the marketplace for our products, or (iii) there may be unanticipated issues relating to the integration of new businesses into our existing management and corporate culture. Although the Company believes that the forward looking statements contained herein are reasonable, it can give no assurance that the Company's expectations will be met.

Critical Accounting Policies

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The financial statements are prepared to conformity with generally accepted accounting principles, and, as such, include amounts based on informed estimates and judgments of management. For example, estimates are used in determining total contract costs and profitability and valuation allowances for uncollectible receivables and obsolete inventory. Actual results achieved in the future could differ from current estimates. The Company used what it believes are reasonable assumptions and where applicable, established valuation techniques in making its estimates. Management believes the Company's most critical accounting policies are discussed below:

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

Results of Operations

Sales for the three months ending March 31, 2003 were $4,716,701 compared with $2,276,509 for the same period a year ago, an increase of $2,440,192 or 107%. Sales for the Mechanical Contracting Division were $3,287,990 compared with no sales for the year ago period because this segment was not created until October 1, 2002 with the acquisition of Rado Enterprises, Inc. This sales increase was partially offset by a sales decline of $847,798 or 37% for the Construction Materials Division, which suffered from very bad winter weather conditions during the first quarter of 2003.

Cost of sales for the three months ending March 31, 2003 were $4,050,663 compared with $1,768,310 for the same period a year ago, an increase of $2,282,353. Cost of sales for the Mechanical Contracting Division were $2,927,138 compared with no cost for the year ago period because this segment was not created until October 1, 2002. Cost of sales for the Construction Materials Division were $1,123,525 (79% of segment sales) compared to $1,768,310 (78% of segment sales).

Selling, general and administrative expenses for the three months ending March 31, 2003 were $671,827 compared with $390,066 for the same period a year ago. This increase of $281,761 is primarily due to the acquisition of the Mechanical Contracting Division on October 1, 2002.

Net loss for the three months ending March 31, 2003 was $27,792 compared with net income of $68,665 for the same period a year ago, a decrease of $96,457. The Construction Materials segment reported a loss for the quarter of $48,690 and a year-to-year negative swing of $117,355. This unfavorable swing is due primarily to very bad winter weather conditions during the first quarter of 2003.

The first quarter loss of the Construction Materials segment was partially offset by net income of $20,898 reported by the Mechanical Contracting segment; however, the offset for the first quarter was not large enough to offset all of the swing from there being a profit a year ago to there being a loss this year for the Construction Materials segment.

Liquidity and Capital Resources

For the three months ended March 31, 2003, there was a net decrease of cash of $169,266. Cash flows from operating activities of $292,652 were offset by cash flows used in financing activities of $411,198 (mainly repayments of bank debt) and capital expenditures of $46,242.

As of March 31, 2003, cash on hand was $806,973 and working capital was $1,869,737. The Company believes that its financial resources are adequate to fund the current level of operations.

The Company through its subsidiaries maintains two separate credit facilities both of which are collateralized by the Company's assets. The Credit Facilities also require the Company to maintain certain financial covenants, which the Company was in compliance with at March 31, 2003.

J.M. Ahle Co. has an amended credit facility, which matures on June 30, 2003. The Credit Facility entitles the subsidiary to borrow an amount which, in the aggregate, shall not exceed the lesser of (i) the Borrowing Base as defined in the Loan Agreement, or (ii) $2,000,000, less the sum of the then unpaid principal amount of all previous advances. As of March 31, 2003 borrowings on the line of credit were $765,225. At March 31, 2003, J.M. Ahle had unused and available borrowings of $380,369. Amounts borrowed under the Credit Facility bear interest payable monthly in arrears commencing on September 1, 2002 and on the first day of each month thereafter at a rate of prime plus one quarter percent (.25%). The Company can prepay amounts under the Credit Facility without penalty or premium but with accrued interest to the date of such prepayment on the amount prepaid.

Rado Enterprises, Inc. has a credit facility, which matures on June 30, 2003. The Credit Facility entitles the subsidiary to borrow an amount which, in the aggregate, shall not exceed the lesser of (i) the Borrowing Base as defined in the Loan Agreement, or (ii) $2,000,000, less the sum of the then unpaid principal amount of all previous advances. As of March 31, 2003, there were no amounts outstanding. At March 31, 2003, Rado had unused and available borrowings under the Credit Facility of $1,608,000. Amounts borrowed under the Credit Facility bear interest payable monthly in arrears commencing on November 1, 2002 and on the first day of each month thereafter at a rate of prime plus one half percent (.50%). The Company can prepay amounts under the Credit Facility without penalty or premium but with accrued interest to the date of such prepayment on the amount prepaid.

The Company's other commitments primarily include operating leases.

Recently Issued Accounting Principles

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS No. 146"), "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)," SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the impact of adopting SFAS No. 146, but does not expect it to have a material impact on its results of operations or its financial condition.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group process and in connection with implementation issues raised in relation to the application of the definition of a derivative. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not expect the requirements of SFAS 149 to have a material impact on the results of operations, financial position, or liquidity.

In May 2003, the FASB issued SFAS No. 150, for certain financial instruments with characteristics of both liabilities and equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect a material impact on the results of operations, financial position or liquidity.


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

PART II - OTHER INFORMATION

Item 6.       Exhibits

     (a) Exhibits

              99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     (b) Reports on Form 8-K

           The Company did not file any reports on Form 8-K during the quarter ended March 31, 2003.


                                   SIGNATURES

In accordance with the requirement of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                MORO CORPORATION

                                By: David W. Menard
                                    -------------------------------
                                    David W. Menard
                                    Chief Executive Officer
                                    and Principal Financial Officer

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


Date: June 2, 2003                     David W. Menard
                                       ----------------------------------------
                                       David W. Menard, Chief Executive Officer and Chief Financial Officer