Form 10QSB
period 2003-06-30
MORO CORP
filed 2003-08-14
CIK 940800

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

                       For the Quarter Ended June 30, 2003
                          Commission File No. 000-26828

                                   ----------

                                MORO CORPORATION
             (Exact name of registrant as specified in its charter)

                                   ----------

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

         As of June 30, 2003, 6,250,000 shares of common stock were outstanding.

         Transitional Small Business Disclosure Format (check one)

                                 YES [ ] NO [X]

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                MORO CORPORATION

                                      INDEX

Number                                                                   Page(s)
------                                                                   -------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of June 30, 2003
         and December 31, 2002                                               1-2

         Consolidated Statements of Operations for the six months and
         three months ended June 30, 2003 and 2002                             3

         Consolidated Statements of Cash Flows for the six months
         ended June 30, 2003 and 2002                                          4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                               12-14

ITEM 3.  CONTROLS AND PROCEDURES                                              15

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                    16

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                            16

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                      16

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  16

ITEM 5.  OTHER INFORMATION                                                    16

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     16

                                MORO CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                    June 30,       December 31,
                                                                      2003            2002
                                                                ----------------  --------------
                                                                   (Unaudited)
                         ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                    $        915,831  $      976,239
   Trade accounts receivable, net                                      2,333,876       1,927,920
   Accounts receivable on contracts (including retentions)             2,682,948       2,567,006
   Inventory                                                             808,534         598,030
   Costs and estimated earnings in excess of billings
    on uncompleted contracts                                             355,780         732,300
   Prepaid income taxes                                                   30,597               -
   Other current assets                                                   81,028          46,260
                                                                ----------------  --------------
      Total current assets                                             7,208,594       6,847,755

PROPERTY AND EQUIPMENT, NET                                            1,161,327       1,157,915

OTHER INTANGIBLE ASSETS, NET                                              44,524          62,530

OTHER ASSETS                                                               7,468           5,593

GOODWILL                                                                 385,341         380,863
                                                                ----------------  --------------
      Total assets                                              $      8,807,254  $    8,454,656
                                                                ================  ==============

           See accompanying notes to consolidated financial statements
                                       (1)

                                MORO CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                       June 30,         December 31,
                                                                         2003               2002
                                                                   -----------------  ---------------
                                                                     (Unaudited)
              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Line of credit                                                  $         849,325  $     1,031,625
   Current portion of long-term debt                                         414,441          409,828
   Trade accounts payable                                                  2,530,874        1,188,491
   Amounts payable related party                                             830,090          967,155
   Accrued expenses                                                          273,592          488,673
   Billings in excess of costs and estimated earnings
    on uncompleted contracts                                                 332,956          610,742
   Income taxes payable                                                            -          124,282
                                                                   -----------------  ---------------
      Total current liabilities                                            5,231,278        4,820,796
                                                                   -----------------  ---------------
LONG-TERM LIABILITIES
   Long-term debt                                                            821,346        1,008,542
   Convertible debentures                                                    650,000          650,000
   Deferred tax liability                                                     94,100           67,000
                                                                   -----------------  ---------------
      Total long-term liabilities                                          1,565,446        1,725,542
                                                                   -----------------  ---------------
      Total liabilities                                                    6,796,724        6,546,338
                                                                   -----------------  ---------------
STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value, authorized 5,000,000 shares;
    none issued or outstanding                                                     -                -
   Common stock, $.001 par value, 25,000,000 shares;
    issued and outstanding 6,250,000 shares at June 30, 2003
    and 6,250,000 shares at December 31, 2002                                  6,250            6,250
   Additional paid-in capital                                                793,325          793,325
   Retained earnings                                                       1,210,955        1,108,743
                                                                   -----------------  ---------------
      Total stockholders' equity                                           2,010,530        1,908,318
                                                                   -----------------  ---------------
                                                                   $       8,807,254  $     8,454,656
                                                                   =================  ===============

           See accompanying notes to consolidated financial statements
                                       (2)

                                MORO CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2003 AND 2002

                                                         Six Months Ended               Three Months Ended
                                                             June 30,                        June 30,
                                                   ----------------------------    ----------------------------
                                                       2003            2002           2003          2002
                                                   ------------    ------------    ------------    ------------
REVENUES
   Construction material sales, net                $  4,579,384    $  4,990,694    $  3,150,673    $  2,714,185
   Mechanical contracts revenue                       6,519,645               -       3,231,655               -
                                                   ------------    ------------    ------------    ------------
      Total revenues                                 11,099,029       4,990,694       6,382,328       2,714,185
                                                   ------------    ------------    ------------    ------------
COST OF REVENUES
   Cost of goods sold                                 3,707,474       3,928,873       2,583,949       2,160,563
   Cost of construction contract revenue              5,928,353               -       3,001,215               -
                                                   ------------    ------------    ------------    ------------
      Total cost of revenues                          9,635,827       3,928,873       5,585,164       2,160,563
                                                   ------------    ------------    ------------    ------------
GROSS PROFIT                                          1,463,202       1,061,821         797,164         553,622
OPERATING EXPENSES
   Selling, general and administrative expenses       1,233,724         792,129         561,897         402,063
                                                   ------------    ------------    ------------    ------------
OPERATING INCOME                                        229,478         269,692         235,267         151,559
OTHER INCOME (EXPENSE)
   Other                                                 12,066               -           7,654               -
   Interest income                                        2,250           3,779             708           1,750
   Interest expense                                     (71,582)        (47,648)        (32,283)        (23,151)
                                                   ------------    ------------    ------------    ------------
INCOME BEFORE INCOME TAXES                              172,212         225,823         211,346         130,158

PROVISION FOR INCOME TAXES                               70,000          85,000          81,342          58,000
                                                   ------------    ------------    ------------    ------------
NET INCOME                                         $    102,212    $    140,823    $    130,004    $     72,158
                                                   ============    ============    ============    ============
EARNINGS PER SHARE - BASIC                         $       0.02    $       0.02    $       0.02    $       0.01
                                                   ============    ============    ============    ============
EARNINGS PER SHARE - DILUTED                       $       0.02    $       0.02    $       0.02    $       0.01
                                                   ============    ============    ============    ============
WEIGHTED AVERAGE SHARES                               6,250,000       5,650,000       6,250,000       5,650,000
                                                   ============    ============    ============    ============

           See accompanying notes to consolidated financial statements
                                       (3)

                                MORO CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                                                                   Six Months       Six Months
                                                                     Ended            Ended
                                                                  June 30, 2003    June 30, 2002
                                                                  -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                     $     102,212    $     140,823
   Adjustments to reconcile net income to net cash provided by operating activities:
      Amortization                                                       18,006                -
      Depreciation                                                      121,652           35,694
      Deferred income taxes                                              27,100                -
   Changes in assets and liabilities, net of acquisitions:
      Trade accounts receivable                                        (405,956)          67,187
      Contract accounts receivable                                     (115,942)               -
      Inventory                                                        (210,504)         (31,591)
      Costs excess of billings                                          376,520                -
      Prepaid income taxes                                              (30,597)               -
      Other current assets                                              (34,768)         (46,910)
      Other assets                                                       (1,875)               -
      Trade accounts payable                                          1,342,383          166,538
      Accrued expenses                                                 (215,081)               -
      Billings in excess of costs                                      (277,786)               -
      Income taxes payable                                             (124,282)          76,313
                                                                  -------------    -------------
         Net cash provided by operating activities                      571,082          408,054
                                                                  -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                  (125,064)        (116,929)
   Business acquisition costs                                            (4,478)               -
                                                                  -------------    -------------
         Net cash used in investing activities                         (129,542)        (116,929)
                                                                  -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds of line of credit                                           732,700          185,050
   Repayments of line of credit                                        (915,000)        (500,000)
   Repayment of amounts payable related party                          (137,065)               -
   Proceeds of long-term debt                                            20,000                -
   Principal payments of notes payable                                 (202,583)         (96,900)
                                                                  -------------    -------------
         Net cash used in financing activities                         (501,948)        (411,850)
                                                                  -------------    -------------
         Net decrease in cash                                           (60,408)        (120,725)
                                                                  -------------    -------------
CASH, BEGINNING                                                         976,239          645,714

CASH, ENDING                                                      $     915,831    $     524,989
                                                                  =============    =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid for interest                                         $      41,110    $      46,557
                                                                  =============    =============
   Cash paid for taxes                                            $     200,000    $           -
                                                                  =============    =============

           See accompanying notes to consolidated financial statements
                                       (4)

                                MORO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002

NOTE 1   DESCRIPTION OF BUSINESS

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

NOTE 2   FINANCIAL STATEMENTS AND BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information with the instructions for Form 10-QSB and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

NOTE 3   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                                       (5)

                                MORO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002

NOTE 4   RECENTLY ISSUED ACCOUNTING PRINCIPLES

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

                                       (6)

                                MORO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002

NOTE 4   RECENTLY ISSUED ACCOUNTING PRINCIPLES

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

NOTE 5   ACQUISITION

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

                                       (7)

                                MORO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002

NOTE 5   ACQUISITION

                                                          Six Months Ended
                                                            June 30, 2002
                                                         ------------------
           Sales                                         $        9,620,000
           Cost of sales                                          8,213,000
                                                         ------------------
           Gross profit                                           1,407,000
           Operating expenses                                     1,097,000
                                                         ------------------
           Operating income                                         310,000
           Other income                                               9,000
                                                         ------------------
           Income before income taxes                               319,000
           Provision for income taxes                               111,000
                                                         ------------------

           Net income                                    $          208,000
                                                         ==================

           Basic earnings per common share               $              .04
                                                         ==================
           Diluted earnings per common share             $              .04
                                                         ==================

           Weighted average shares                                5,650,000
                                                         ==================

NOTE 6   EARNINGS PER SHARE

         The consolidated financial statements are presented in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings per share are computed using the weighted average number of common shares outstanding during the period.

         The following represents a reconciliation from basic earnings per share to diluted earnings per share. Options to purchase 325,000 shares of common stock under the convertible debentures were outstanding as of June 30, 2003. These options and the incentive stock options were not included in the computation of diluted earnings per share because the conversion and exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

                                                            Six Months Ended
                                                                June 30,
                                                          2003              2002
                                                    ---------------   ----------------
           Net income, as reported                  $       102,212   $        140,823

           Deduct: Total stock-based employee
            compensation expense determined
            under fair value based method for
            all awards, net of tax effects                        -                  -
                                                    ---------------   ----------------
           Pro-forma net income                     $       102,212   $        140,823
                                                    ===============   ================
           Earnings per share:
                Basic - as reported                 $           .02   $            .02
                                                    ===============   ================
                Basic - pro-forma                   $           .02   $            .02
                                                    ===============   ================
                Diluted - as reported               $           .02   $            .02
                                                    ===============   ================
                Diluted - pro-forma                 $           .02   $            .02
                                                    ===============   ================

                                       (8)

                                MORO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002

NOTE 7   DEMAND NOTES PAYABLE, BANK

         The Company through its subsidiaries maintains credit facilities totaling $4,000,000, which are collateralized by the Company's assets. The Credit Facilities require the Company to maintain certain financial covenants, which the Company was in compliance with at June 30, 2003. These facilities were renewed as of June 30, 2003 and expire on June 30, 2004.

NOTE 8   SEGMENT INFORMATION

         The Company operates in two business segments: Construction Materials and Mechanical Contracting. The operating segments are managed separately and maintain separate personnel due to the differing services offered by each segment.

         Segment information for the six months ended June 30, 2003 and 2002 is as follows:

                                              Construction         Mechanical
                                                Materials          Contracting        Corporate            Total
                                            ----------------   -----------------   ---------------   ----------------
         Revenues                           $      4,579,384   $       6,519,645   $             -   $     11,099,029
         Gross profit                       $        871,910   $         591,292   $             -   $      1,463,202
         Income (loss) from
          operations                        $         70,907   $         218,075   $       (59,504)  $        229,478

         Total assets                       $      3,735,859   $       5,034,850   $        36,545   $      8,807,254

         Depreciation and
          amortization expense              $         51,496   $          88,162   $             -   $        139,658

                                              Construction         Mechanical
                                                Materials          Contracting        Corporate            Total
                                            ----------------   -----------------   ---------------   ----------------
         Revenues                           $      4,990,694   $               -   $             -   $      4,990,694
         Gross profit                       $      1,061,821   $               -   $             -   $      1,061,821
         Income (loss) from
          operations                        $        270,342   $               -   $          (650)  $        269,692

         Total assets                       $      3,155,988   $               -   $       172,873   $      3,328,861

         Depreciation and
          amortization expense              $         35,694   $               -   $             -   $         35,694

                                       (9)

                                MORO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002

NOTE 8   SEGMENT INFORMATION

         Segment information for the three months ended June 30, 2003 and 2002 is as follows:

                                              Construction         Mechanical
                                                Materials          Contracting        Corporate            Total
                                            ----------------   -----------------   ---------------   ----------------
         Revenues                           $      3,150,673   $       3,231,655   $             -   $      6,382,328
         Gross profit                       $        566,724   $         230,440   $             -   $        797,164
         Income (loss) from
          operations                        $        132,968   $         148,513   $       (46,214)  $        235,267

         Total assets                       $      3,735,859   $       5,034,850   $        36,545   $      8,807,254

         Depreciation and
          amortization expense              $         27,983   $          44,622   $             -   $         72,605

                                              Construction         Mechanical
                                                Materials          Contracting        Corporate            Total
                                            ----------------   -----------------   ---------------   ----------------
         Revenues                           $      2,714,185   $               -   $             -   $      2,714,185
         Gross profit                       $        553,622   $               -   $             -   $        553,622
         Income (loss) from
          operations                        $        152,209   $               -   $          (650)  $        151,559

         Total assets                       $      3,155,988   $               -   $       172,873   $      3,328,861

         Depreciation and
          amortization expense              $         16,956   $               -   $             -   $         16,956

NOTE 9   COMMITMENTS AND CONTINGENCIES

         Rado acquisition earnings contingency

         The Company is required to pay to a former owner of an acquired business, additional excess profits, as defined in the Asset Purchase Agreement, related to a certain customer contract. As of June 30, 2003, such mechanical contract is substantially complete and it appears probable an amount will be paid in accordance with the terms above; therefore, the Company has accrued expense of $384,000 related to this matter.

                                      (10)

                                MORO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002

NOTE 10  INCENTIVE STOCK OPTION PLAN

         In 2000, the Company established an incentive stock option plan (the
         Plan) and reserved 300,000 shares of the Company's common stock for issuance under the Plan. In 2000, 60,000 options were granted pursuant to the Plan to key employees. The exercise price is $.75 per common share, and are exercisable through July 31, 2005. All issuances were granted at the fair market value of the Company's common stock at time of grant.

NOTE 11  RELATED PARTY TRANSACTION

         During May 2003, the principal shareholder of the Company purchased, through an entity owned by such principal, the office, warehouse and shop facilities used by a subsidiary of the Company from a real estate partnership 50% owned by an employee of the subsidiary. The subsidiary had previously assigned to the principal its option to purchase this property from the real estate partnership. The subsidiary has entered into a new lease agreement with an initial five year term of $120,000 per year (the same rate as previously being paid by the subsidiary) plus three five year options that extend through May 2018. The Company's management set the lease rate at the fair market value based on the advice from an independent professional real estate appraisal firm.

                                      (11)

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

Critical Accounting Policies

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The financial statements are prepared to conformity with generally accepted accounting principles, and, as such, include amounts based on informed estimates and judgments of management. For example, estimates are used in determining total contract costs and profitability and valuation allowances for uncollectible receivables and obsolete inventory. Actual results achieved in the future could differ from current estimates. The Company used what it believes are reasonable assumptions and where applicable, established valuation techniques in making its estimates. Management believes the Company's most critical accounting policies are discussed below.

                                      (12)

Results of Operations

Percentage of total revenues for key revenue and expenditures for the three and six months ended June 30, 2003 and 2002 are as follows:

                                               Six Months    Six Months    Three Months   Three Months
                                                 Ended          Ended          Ended          Ended
                                             June 30, 2003  June 30, 2002  June 30, 2003  June 30, 2002
                                             -------------  -------------  -------------  -------------
Construction materials sales                          41.3%         100.0%          49.4%         100.0%
Mechanical contracting sales                          58.7%           0.0%          50.6%           0.0%
                                             -------------  -------------  -------------  -------------
   Total                                             100.0%         100.0%         100.0%         100.0%
                                             -------------  -------------  -------------  -------------
Cost of goods sold                                    33.4%          78.7%          40.5%          79.6%
Cost of construction contract revenue                 53.4%           0.0%          47.0%           0.0%
                                             -------------  -------------  -------------  -------------
   Total                                              86.8%          78.7%          87.5%          79.6%
                                             -------------  -------------  -------------  -------------

Gross profit                                          13.2%          21.3%          12.5%          20.4%

Operating expenses                                    11.1%          15.9%           8.8%          14.8%
                                             -------------  -------------  -------------  -------------
Operating income                                       2.1%           5.4%           3.7%           5.6%
Interest and other expenses, net                       0.5%           0.9%           0.4%           0.8%
Income before Income taxes                             1.6%           4.5%           3.3%           4.8%
Income tax                                             0.6%           1.7%           1.3%           2.1%
                                             -------------  -------------  -------------  -------------
Net income                                             1.0%           2.8%           2.0%           2.7%
                                             =============  =============  =============  =============

Three Months Ended June 30, 2003

Revenues for the three months ended June 30, 2003 were $6,382,328 compared with $2,714,185 for the same period a year ago, an increase of $3,668,143 or 135%. Revenues for the Mechanical Contracting division were $3,231,655 compared with no revenues for the year ago period because this segment was not created until October 1, 2002 with the acquisition of Rado Enterprises, Inc. The revenue increase attributable to the Mechanical Contracting division accounted for 88% of the year-to-year increase and the balance of the increase, 12%, was attributable to the Construction Materials division which experienced increased customer demand for its products.

The cost of revenues for the three months ended June 30, 2003 increased by $3,425,000 of which 88% of the year-to-year increase was attributable to the Mechanical Contracting division and the remaining 12% to the Construction Materials division.

The gross profit margin for the three months ended June 30, 2003 was 12.5% compared with 20.4% for the same period a year ago, a decline of 7.9 percentage points. The gross profit margin for the Construction Materials division declined by 2.0 percentage points and the balance of the decline was due to a lower gross margin realized by the Mechanical Contracting division.

Selling, general and administrative expenses for the three months ended June 30, 2003 increased by $159,834, representing a 28% increase for the same period a year ago. The increase is primarily attributable to the Mechanical Contracting division.

                                      (13)

Net income for the three months ended June 30, 2003 was $130,004 compared with $72,158 for the same period a year ago, an increase of 80%. The increase was attributable primarily to the Mechanical Contracting division somewhat offset by absolute lower profits for the Construction Materials division and higher corporate expenses due to higher accounting, legal and corporate development costs.

Six Months Ended June 30, 2003

Sales for the six months ended June 30, 2003 were $11,099,029 compared with $4,990,694 for the same period a year ago, an increase of $6,108,335 or 122%. Sales for the Mechanical Contracting division were $6,519,645 compared with no sales for the year ago period because this segment was not created until October 1, 2002 with the acquisition of Rado Enterprises, Inc. This sales increase was partially offset by a sales decline of $411,310 or 8% for the Construction Materials division, which suffered from very bad winter weather conditions during the first quarter of 2003.

Cost of sales for the six months ended June 30, 2003 were $9,635,827 compared with $3,928,873 for the same period a year ago, an increase of $5,706,954. Cost of sales for the Mechanical Contracting division were $5,928,353 compared with no cost for the year ago period because this segment was not created until October 1, 2002. Cost of sales for the Construction Materials division decreased by 6% while sales decreased 8%.

The gross profit margin for the six months ended June 30, 2003 was 13.2% compared with 21.3% for the same period a year ago, a decline of 8.1%. The gross profit margin for the Construction Materials division declined by 3% and the balance of the decline was due to a lower gross profit margin realized by the Mechanical Contracting division.

Selling, general and administrative expenses for the six months ended June 30, 2003 were $1,233,724 compared with $792,129 for the same period a year ago. This increase of $441,595 is primarily due to the acquisition of the Mechanical Contracting division on October 1, 2002.

Net income for the six months ended June 30, 2003 was $102,212 compared with net income of $140,823 for the same period a year ago, a decrease of $38,611 or 27%. The Mechanical Contracting division accounted for $99,217 or 97% of the net income for the six months ended June 30, 2003. The decline in net income related to the Construction Materials division is attributable to losses incurred by the Construction Materials division during the first quarter of 2003, lower profit margin for the Construction Materials division due to competitive pressures on selling prices and higher corporate legal, accounting, interest and corporate development costs.

Liquidity and Capital Resources

For the six months ended June 30, 2003, there was a net decrease of cash of $60,408. Cash flows from operating activities of $434,017 were offset by cash flows used in financing activities of $364,883 (mainly repayments of bank debt) and capital expenditures of $129,542.

As of June 30, 2003, cash on hand was $915,831 and working capital was $1,977,316. The Company believes that its financial resources are adequate to fund the current level of operations.

The Company through its subsidiaries maintains credit facilities totaling $4,000,000, which are collateralized by the Company's assets. The Credit Facilities require the Company to maintain certain financial covenants, which the Company was in compliance with at June 30, 2003. At June 30, 2003, the borrowings under the line of credit was $849,325 and the availability of additional borrowings was $2,962,971.

                                      (14)

Item 3.  Controls and Procedures

         Disclosure Controls and Procedures

         Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-QSB such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods.

         Internal Control Over Financial Reporting

         Changes in internal control over financial reporting. During the quarter under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                      (15)

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         At June 30, 2003, there were no legal proceedings against the Company.

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Default Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits

         (a)      Exhibits

                  31 - Statement of Chief Executive and Chief Financial Officer
                       (filed herewith).

                  32 - Certification pursuant to 18 U.S.C. Section 1350, as
                       adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K

                  During the quarter ended June 30, 2003, the Company filed a Form 8-K dated June 11, 2003, reporting information under Item 4 thereof relating to changes in its certifying accountant.

                  During the quarter ended June 30, 2003, the Company filed a Form 8-K/A dated June 25, 2003, amending the above-referenced Current Report to provide a copy of the letter from the Company's former certifying accountant to the Securities and Exchange Commission as required by Item 304(a)(3) of Regulation S-B.

                  During the quarter ended June 30, 2003, the Company filed a Form 8-K/A dated June 26, 2003, amending Item (4) (a) (iv) of the above-referenced Current Report and provided a copy of the letter from the Company's former certifying accountant to the Securities and Exchange Commission in connection with the amendment.

                                      (16)

                                   SIGNATURES

In accordance with the requirement of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                              MORO CORPORATION

                                              By:   /s/ David W. Menard
                                                  --------------------------
                                                  David W. Menard
                                                  Chief Executive Officer
                                                   and Chief Financial Officer

                                      (17)