Form 10QSB
period 2003-09-30
MORO CORP
filed 2003-11-14
CIK 940800

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


                    For the Quarter Ended September 30, 2003
                          Commission File No. 000-26828


-------------------------------------------------------------------------------


                                MORO CORPORATION
             (Exact name of registrant as specified in its charter)


-------------------------------------------------------------------------------


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

                                 (610) 667-9050
              (Registrant's telephone number, including area code)



         Check whether  the issuer (1) filed all reports required to be filed by
     Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
        ---  ---

          As of October 31, 2003, 6,250,000 shares of common stock were outstanding.

         Transitional Small Business Disclosure Format (check one)

                                    YES   NO X
                                       ---  ---

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                MORO CORPORATION

                                      INDEX



Number                                                                  Page(s)
------                                                                  ------
                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS

           Consolidated Balance Sheets as of September 30, 2003
            and December 31, 2002                                         1-2

           Consolidated Statements of Income for the nine months and
            three months ended September 30, 2003 and 2002                  3

           Consolidated Statements of Cash Flows for the nine months
            ended September 30, 2003 and 2002                               4

           Notes to Financial Statements                                  5-11


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                            12-15

ITEM 3.  CONTROLS AND PROCEDURES                                            16

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1.  LEGAL PROCEEDINGS                                                  17

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                          17

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                    17

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                17

ITEM 5.  OTHER INFORMATION                                                  17

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                   17

         SIGNATURES                                                         17

         CERTIFICATIONS                                                  18-19

                                MORO CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                      September 30,          December 31,
                                                                           2003                  2002
                                                                       (Unaudited)
                                                                    ------------------   ------------------
                                      ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents                                         $          765,352            $ 976,239
  Trade Accounts Receivable, Net                                             2,499,258            1,927,920
  Accounts Receivable on Contracts (Including Retentions)                    2,103,795            2,567,006
  Inventory                                                                    722,477              598,030
  Costs and Estimated Earnings in Excess of Billings
   on Uncompleted Contracts                                                    306,121              732,300
  Other Current Assets                                                          83,420               46,260
                                                                    ------------------   ------------------
          Total Current Assets                                               6,480,423            6,847,755

PROPERTY AND EQUIPMENT, NET                                                  1,194,374            1,157,915

OTHER INTANGIBLE ASSETS, NET                                                    35,516               62,530

OTHER ASSETS                                                                     6,968                5,593

GOODWILL                                                                       385,341              380,863
                                                                    ------------------   ------------------

          Total Assets                                              $        8,102,622   $       8,454,656
                                                                    ==================   ==================

           See accompanying notes to consolidated financial statements
                                        1

                                MORO CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                         September 30,         December 31,
                                                                             2003                 2002
                                                                          (Unaudited)
                                                                     ------------------   ------------------



                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Line of Credit                                                    $          702,499   $        1,031,625
  Current Portion of Long-Term Debt                                            456,113              409,828
  Trade Accounts Payable                                                     1,934,743            1,188,491
  Amounts Payable Related Party                                                565,764              967,155
  Accrued Expenses                                                             351,804              488,673
  Billings in Excess of Costs and Estimated Earnings
   on Uncompleted Contracts                                                     83,477              610,742
  Income Taxes Payable                                                          60,994              124,282
                                                                    ------------------   ------------------
          Total Current Liabilities                                          4,155,394            4,820,796
                                                                    ------------------   ------------------

LONG-TERM LIABILITIES
  Long-Term Debt                                                               983,422            1,008,542
  Convertible Debentures                                                       650,000              650,000
  Deferred Tax Liability                                                       108,000               67,000
                                                                    ------------------   ------------------
          Total Long-Term Liabilities                                        1,741,422            1,725,542
                                                                    ------------------   ------------------
          Total Liabilities                                                  5,896,816            6,546,338
                                                                    ------------------   ------------------

STOCKHOLDERS' EQUITY
  Preferred Stock, $.001 Par Value, Authorized 5,000,000 Shares;
   None Issued or Outstanding                                                        -                    -
  Common Stock, $.001 Par Value, 25,000,000 Shares;
   Issued and Outstanding 6,250,000 Shares at September 30, 2003
    and 6,250,000 shares at December 31, 2002                                    6,250                6,250
  Additional Paid-In Capital                                                   793,325              793,325
  Retained Earnings                                                          1,406,231            1,108,743
                                                                     ------------------   ------------------
          Total Stockholders' Equity                                         2,205,806            1,908,318
                                                                     ------------------   ------------------

          Total Liabilities and Stockholders' Equity                 $       8,102,622   $        8,454,656
                                                                     ==================   ==================

           See accompanying notes to consolidated financial statements
                                        2

                                MORO CORPORATION
                           CONSOLIDATED STATEMENTS OF INCOME
             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)


                                                                Nine Months Ended                     Three Months Ended
                                                                  September 30,                         September 30,
                                                       -----------------------------------   -----------------------------------
                                                             2003               2002               2003               2002
                                                       ----------------   ----------------   ----------------   ----------------
REVENUES
  Construction Material Sales, Net                     $     8,029,689    $     8,608,577    $     3,450,305    $     3,617,883
  Mechanical Contracts Revenue                              10,030,581                  -          3,510,936                  -
                                                       ----------------   ----------------   ----------------   ----------------
          Total Revenues                                    18,060,270          8,608,577          6,961,241          3,617,883
                                                       ----------------   ----------------   ----------------   ----------------

COST OF REVENUES
  Cost of Goods Sold                                         6,506,080          6,744,620          2,798,606          2,815,747
  Cost of Construction Contract Revenue                      9,133,352                  -          3,204,999                  -
                                                       ----------------   ----------------   ----------------   ----------------
          Total cost of revenues                            15,639,432          6,744,620          6,003,605          2,815,747
                                                       ----------------   ----------------   ----------------   ----------------

GROSS PROFIT                                                 2,420,838          1,863,957            957,636            802,136

OPERATING EXPENSES
  Selling, General and Administrative Expenses               1,803,075          1,257,565            569,351            465,436
                                                       ----------------   ----------------   ----------------   ----------------

OPERATING  INCOME                                              617,763            606,392            388,285            336,700

OTHER INCOME (EXPENSE)
  Other                                                         18,406                  -              6,340                  -
  Interest Income                                                3,255              5,455              1,005              1,676
  Interest Expense                                            (133,633)           (68,387)           (62,051)           (20,738)
                                                       ----------------   ----------------   ----------------   ----------------

INCOME BEFORE INCOME TAXES                                     505,791            543,460            333,579            317,638

PROVISION FOR INCOME TAXES                                     208,303            220,000            138,303            135,000
                                                       ----------------   ----------------   ----------------   ----------------

NET  INCOME                                            $       297,488    $        323,460   $       195,276    $       182,638
                                                       ================   ================   ================   ================

EARNINGS PER SHARE - BASIC                             $          0.05    $          0.06    $          0.03    $          0.03
                                                       ================   ================   ================   ================

EARNINGS PER SHARE - DILUTED                           $          0.05    $          0.06    $          0.03    $          0.03
                                                       ================   ================   ================   ================

WEIGHTED AVERAGE SHARES
 OUTSTANDING (BASIC AND DILUTED)                             6,250,000          5,650,000          6,250,000          5,650,000
                                                       ================   ================   ================   ================


          See accompanying notes to consolidated financial statements
                                       3

                                MORO CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

                                                                                      Nine Months           Nine Months
                                                                                         Ended                 Ended
                                                                                     Sept. 30, 2003        Sept. 30, 2002
                                                                                   -------------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                                       $          297,488    $          323,460
  Adjustments to Reconcile Net Income to Net Cash Provided By
    Operating Activities:
      Amortization                                                                             27,014                     -
      Depreciation                                                                            178,813                54,660
      Provision for Deferred Income Taxes                                                      41,000                     -
    Changes in Assets and Liabilities, Net of Acquisitions:
      Trade Accounts Receivable                                                              (571,338)             (849,233)
      Contract Accounts Receivable                                                            463,211                     -
      Inventory                                                                              (124,447)               45,791
      Costs in Excess of Billings                                                             426,179                     -
      Prepaid Income Taxes                                                                          -                59,000
      Other Current Assets                                                                    (37,160)             (123,031)
      Other Assets                                                                             (1,375)                    -
      Trade Accounts Payable                                                                  746,252               559,929
      Accrued Expenses                                                                       (136,869)                    -
      Billings in Excess of Costs                                                            (527,265)                    -
      Income Taxes Payable                                                                    (63,288)              152,313
                                                                                   -------------------   -------------------
          Net Cash Provided by Operating Activities                                           718,215               222,889
                                                                                   -------------------   -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Property and Equipment                                                         (215,272)             (137,829)
  Business Acquisition Costs                                                                   (4,478)                    -
                                                                                   -------------------   -------------------
          Net Cash Used in Investing Activities                                              (219,750)             (137,829)
                                                                                   -------------------   -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds of Line of Credit                                                                  946,200               213,051
  Repayments of Line of Credit                                                             (1,275,326)             (500,000)
  Repayment of Amounts Payable Related Party                                                 (401,391)                    -
  Proceeds of Long-Term Debt                                                                  420,000                     -
  Principal Payments of Notes Payable                                                        (398,835)             (108,710)
                                                                                   -------------------   -------------------
          Net Cash Used in Financing Activities                                              (709,352)             (395,659)
                                                                                   -------------------   -------------------

          Net Decrease in Cash and Cash Equivalents                                          (210,887)             (310,599)

CASH AND CASH EQUIVALENTS - BEGINNING                                                         976,239               645,714
                                                                                   -------------------   -------------------

CASH AND CASH EQUIVALENTS - ENDING                                                 $          765,352    $          335,115
                                                                                   ===================   ===================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash Paid for Interest                                                           $           61,050    $           67,118
                                                                                   ===================   ===================

  Cash Paid for Taxes                                                              $          200,000    $                -
                                                                                   ===================   ===================


          See accompanying notes to consolidated financial statements
                                       4

                                MORO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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


NOTE 2         FINANCIAL STATEMENTS AND BASIS OF PRESENTATION

               The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information with the instructions for Form 10-QSB and Rule 10 of Regulation S-X.
               Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ending September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.


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

NOTE 3         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

               Goodwill
               --------

               Goodwill is measured for impairment in the fourth quarter of each year. Goodwill is attributable to the Mechanical Contracting segment of the Company.

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

               Contract Revenue and Cost Recognition
               -------------------------------------

               Revenues from construction contracts are recognized on the percentage-of-completion method, measured by the percentage of direct cost incurred to date to the estimated total direct cost for each contract. That method is used because management considers total direct cost to the best available measure of progress on the contracts. Revenues from time and material contracts are recognized currently as the work is performed.

               Contract costs include all direct material, labor, subcontractor and those indirect costs that relate to construction performance. All other costs are expensed as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are first determined. Changes in job performance, job conditions and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined. The Company recognizes claim and contract modification costs as they are incurred and revenues when realization is probable and the amount can be reliably estimated which is generally at the time a claim or contract modification is accepted by all parties. Because of the inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change in the near term.

               The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts" represents revenues recognized in excess of amounts billed. The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts" represents billings in excess of revenues recognized.

               Earnings per Share
               ------------------

               Basic earnings per share amounts are computed based on net income divided by the weighted average number of shares actually issued and outstanding.

               Diluted earnings per share amounts for the three months and nine months ended September 30, 2003 and 2002 are based on the weighted average number of shares calculated for basic earnings per share purposes increased by (when dilutive) the number of shares that would be outstanding assuming the exercise of certain outstanding stock options or warrants. Outstanding options to purchase 385,000 of common shares in 2003 and 2002 were not included in the computation of diluted earnings per share because their per share exercise price was greater than the average per share market price of the Company's common shares.

NOTE 4        RECENTLY ISSUED ACCOUNTING PRINCIPLES

              In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group process and in connection with implementation issues raised in relation to the application of the definition of a derivative. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not expect the requirements of SFAS 149 to have a material impact on the results of operations, financial position, or liquidity.

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

                                                              Nine Months Ended
                                                             September 30, 2002
                                                             ------------------

                  Sales                                      $       18,250,000
                  Cost of sales                                      15,193,000
                                                             ------------------
                  Gross profit                                        3,057,000
                  Operating expenses                                  1,825,000
                                                             ------------------
                  Operating income                                    1,232,000
                  Other income                                           19,000
                                                             ------------------
                  Income before income taxes                          1,251,000
                  Provision for income taxes                            507,000
                                                             ------------------

                  Net income                                 $          744,000
                                                             ==================


                  Basic earnings per common share            $              .13
                                                             ==================
                  Diluted earnings per common share          $              .13
                                                             ==================
                  Weighted average shares                             5,650,000
                                                             ==================

NOTE 6        STOCK OPTION PLAN

              The Company has an Incentive Stock Option Plan (the "Option Plan") for key employees. The Company accounts for the Option Plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the Option Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                             Nine Months Ended                 Three Months Ended
                                                              September 30,                      September 30,
                                                     --------------------------------    -------------------------------
                                                          2003             2002              2003             2002
                                                     -------------     -------------     -------------    -------------

               Net Income, as reported               $     297,488     $     323,460     $    195,276     $     182,638
               Less: Total stock-based
               compensation expense
               determined under the fair value
               based method for all awards,
               net of related tax effects                        -                 -                -                 -
                                                     -------------     -------------     -------------     -------------
               Proforma Net Income                   $     297,488     $     323,460     $    195,276     $     182,638

               Basic and diluted earnings
               per share, as reported                $         .05     $         .05     $        .03     $         .03
               Basic and diluted earnings
               per share, proforma                   $         .05     $         .05     $        .03     $         .03

NOTE 7        INVENTORY

              Inventory is recorded at the lower of cost or market using the first-in, first-out (FIFO) method. As of September 30, 2003, all inventories consist of raw materials and parts, which are available for resale.


NOTE 8        DEMAND NOTES PAYABLE, BANK

              The Company through its subsidiaries maintains credit facilities totaling $4,150,000, which are collateralized by the Company's assets. The Credit Facilities require the Company to maintain certain financial covenants, which the Company was in compliance with at September 30, 2003. These facilities expire on June 30, 2004.


NOTE 9        LONG-TERM DEBT

              In September 2003, the Company entered into a term loan with a bank. The loan, in the amount of $400,000, is payable in equal monthly principal installments plus interest at prime plus .5% per annum (4.50% per annum at September 30, 2003).


NOTE 10       SEGMENT INFORMATION

              The Company operates in two business segments: Construction Materials and Mechanical Contracting. The operating segments are managed separately and maintain separate personnel due to the differing services and products offered by each segment.

              Operating segment information (unaudited) for the nine months ended September 30, 2003 and 2002 is as follows:

               Nine Months Ended                        Construction        Mechanical
               September 30, 2003                        Materials          Contracting        Corporate            Total
               ------------------                   ------------------ ------------------  ------------------ ----------------
               Revenues                             $      8,029,689   $      10,030,581   $             -   $     18,060,270
               Gross profit                         $      1,523,609   $         897,229   $             -   $      2,420,838
               Operating segment
               income (loss) from
               operations                           $        306,678   $         390,509   $       (79,424)  $        617,763

               Total segment assets                 $      3,687,299   $       4,312,858   $       102,465   $      8,102,622

               Depreciation and
                amortization expense                $         82,856   $         122,971   $             -   $        205,827



               Nine Months Ended                         Construction        Mechanical
               September 30, 2002                        Materials          Contracting        Corporate            Total
               ------------------                   ------------------ ------------------  ------------------ -----------------
               Revenues                             $      8,608,577   $               -   $             -   $      8,608,577
               Gross profit                         $      1,863,957   $               -   $             -   $      1,863,957
               Operating segment
               income (loss) from
               operations                           $        605,287   $               -   $         1,105   $        606,392

               Total segment assets                 $      3,836,114   $               -   $       219,966   $      4,056,080

               Depreciation and
                amortization expense                $         54,660   $               -   $             -   $         54,660

               Segment information for the three months ended September 30, 2003 and 2002 is as follows:

               Three Months Ended                      Construction       Mechanical
               September 30, 2003                        Materials          Contracting        Corporate            Total
               ------------------                   ------------------ ------------------  ------------------ ----------------
               Revenues                             $      3,450,305   $       3,510,936   $               -   $     6,961,241
               Gross profit                         $        651,699   $         305,937   $               -   $       957,636
               Operating segment
                income (loss) from
               operations                           $        235,771   $         172,433   $         (19,919)  $       388,285

               Total segment assets                 $      3,687,299   $       4,312,858   $         102,465   $     8,102,622

               Depreciation and
                 amortization expense               $         31,360   $          34,809   $               -   $        66,169

               Three Months Ended                      Construction       Mechanical
               September 30, 2002                       Materials          Contracting        Corporate            Total
               ------------------                   ------------------ ------------------  ------------------ ----------------

               Revenues                             $       3,617,883   $              -   $               -   $     3,617,883
               Gross profit                         $         802,136   $              -   $               -   $       802,136
               Operating segment
                income (loss) from
               operations                           $         332,215   $              -   $           4,485   $       336,700

               Total segment assets                 $       3,836,114   $              -   $         219,966   $     4,056,080

               Depreciation and
               amortization expense                 $          18,966   $              -   $               -   $        18,966


NOTE 11       COMMITMENTS AND CONTINGENCIES

              Rado Acquisition Earnings Contingency
              -------------------------------------
              The Company is required to pay to a former owner of an acquired business, additional excess profits, as defined in the Asset Purchase Agreement, related to a certain customer contract. As of September 30, 2003, such mechanical contract is substantially complete and it appears probable an amount will be paid in accordance with the terms above; therefore, the Company has accrued expense of $384,000 related to this matter. The $384,000 is included in amounts payable to related party for balance sheet presentation purposes.



NOTE 12       RELATED PARTY TRANSACTION

              During May 2003, the principal shareholder of the Company purchased, through an entity owned by such principal, the office, warehouse and shop facilities used by a subsidiary of the Company from a real estate partnership 50% owned by an employee of the subsidiary. The subsidiary had previously assigned to the principal its option to purchase this property from the real estate partnetship. The subsidiary has entered into a new lease agreement with an initial five year term of $120,000 per year (the same rate as previously being paid by the subsidiary) plus three five year options that extend through May 2018. The Company's management set the lease rate at the fair market value based on the advice from an independent professional real estate appraisal firm. The Company has not guaranteed the debt of the entity owned by the principal shareholder of the Company.

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

Revenue  Recognition
Revenue from product sales is recognized upon shipment to customers, title passing and all obligations for the Company have been satisfied. Provisions for returns are provided for in the same period the related sales are recorded.

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

The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts" represents revenues recognized in excess of amounts billed. The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts" represents billings in excess of revenues recognized.

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

Results  of  Operations
Percentage of total revenues for key revenue and expenditures for the three and nine months ended September 30, 2003 and 2002 are as follows:


                                              Nine Months         Nine Months        Three Months       Three Months
                                                 Ended               Ended              Ended              Ended
                                             Sept. 30, 2003      Sept. 30, 2002     Sept. 30, 2003     Sept. 30, 2002
                                            -----------------   -----------------  -----------------  -----------------

Construction materials sales                           44.5%              100.0%              49.6%             100.0%
Mechanical contracting sales                           55.5%                0.0%              50.4%               0.0%
                                            -----------------   -----------------  -----------------  -----------------
     Total                                            100.0%              100.0%             100.0%             100.0%
                                            -----------------   -----------------  -----------------  -----------------

Cost of goods sold                                     36.0%               78.3%              40.2%              77.8%
Cost of construction contract revenue                  50.6%                0.0%              46.0%               0.0%
                                            -----------------   -----------------  -----------------  -----------------
     Total                                             86.6%               78.3%              86.2%              77.8%
                                            -----------------   -----------------  -----------------  -----------------

Gross profit                                           13.4%               21.7%              13.8%              22.2%

Operating expenses                                     10.0%               14.6%               8.2%              12.9%
                                            -----------------   -----------------  -----------------  -----------------

Operating income                                        3.4%                7.0%               5.6%               9.3%
Interest and other expenses, net                        0.6%                0.7%               0.8%               0.5%
                                            -----------------   -----------------  -----------------  -----------------
Income before income taxes                              2.8%                6.3%               4.8%               8.8%
Income tax                                              1.2%                2.6%               2.0%               3.7%
                                            -----------------   -----------------  -----------------  -----------------

Net income                                              1.6%                3.7%               2.8%               5.1%
                                            =================   =================  =================  =================


Three Months Ended September 30, 2003

Revenues for the three months ended September 30, 2003 were $6,961,241 compared with $3,617,883 for the same period a year ago, an increase of $3,343,358 or 92%. Revenues for the Mechanical Contracting division were $3,510,936 compared with no revenues for the year ago period because this segment was not created until October 1, 2002 with the acquisition of Rado Enterprises, Inc. The revenue increase attributable to the Mechanical Contracting division accounted for 105% of the year-to-year increase offset by a decrease of 5% attributable to the Construction Materials division which experienced lower net selling prices for its products.

The cost of revenues for the three months ended September 30, 2003 increased by $3,187,858, which is primarily due to the Mechanical Contracting division.

The gross profit margin for the three months ended September 30, 2003 was 13.8% compared with 22.2% for the same period a year ago, a decline of 8.4 percentage points. The gross profit margin for the Construction Materials division declined by 3.3 percentage points and the balance of the decline was due to a lower gross margin realized by the Mechanical Contracting division.

Selling, general and administrative expenses for the three months ended September 30, 2003 increased by $103,915, representing a 22% increase for the same period a year ago. The increase is primarily attributable to the Mechanical Contracting division.

Net income for the three months ended September 30, 2003 was $195,276 compared with $182,638 for the same period a year ago, an increase of 7%. The increase was attributable primarily to the Mechanical Contracting division offset by lower gross margins for the Construction Materials division and higher corporate expenses due to higher accounting, legal and corporate development costs.

Nine Months Ended September 30, 2003

Sales for the nine months ended September 30, 2003 were $18,060,270 compared with $8,608,577 for the same period a year ago, an increase of $9,451,693 or 110%. Sales for the Mechanical Contracting division were $10,030,581 compared with no sales for the year ago period because this segment was not created until October 1, 2002 with the acquisition of Rado Enterprises, Inc. This sales increase was partially offset by a sales decline of $578,888 for the Construction Materials division, due to lower net selling prices from unfavorable winter weather conditions during the first quarter of 2003 and during the period.

Cost of sales for the nine months ended September 30, 2003 were $15,639,432 compared with $6,744,620 for the same period a year ago, an increase of $8,894,812. Cost of sales for the Mechanical Contracting division were $9,133,352 compared with no cost for the year ago period because this segment was not created until October 1, 2002. Cost of sales for the Construction Materials division decreased by 3.5% while sales decreased 6.7%.

The gross profit margin for the nine months ended September 30, 2003 was 13.4% compared with 21.7% for the same period a year ago, a decline of 8.3 percentage points. The gross profit margin for the Construction Materials division declined by 2.1 percentage points and the balance of the decline was due to a lower gross profit margin realized by the Mechanical Contracting division.

Selling, general and administrative expenses for the nine months ended September 30, 2003 were $1,803,075 compared with $1,257,565 for the same period a year ago. This increase of $545,510 is primarily due to the acquisition of the Mechanical Contracting division on October 1, 2002.

Net income for the nine months ended September 30, 2003 was $297,488 compared with net income of $323,460 for the same period a year ago, a decrease of $25,972 or 8%. The Mechanical Contracting division accounted for $170,710 or 57.4% of the net income for the nine months ended September 30, 2003. The decline in net income related to the Construction Materials division is attributable to losses incurred by the Construction Materials division during the first quarter of 2003, lower profit margin for the Construction Materials division due to competitive pressures on selling prices and higher corporate legal, accounting, interest and corporate development costs.

Liquidity and Capital Resources For the nine months ended September 30, 2003, there was a net decrease of cash of $210,887. Cash flows from operating activities of $718,215 were offset primarily by cash flows used in financing activities of $709,352 (mainly repayments of bank debt) and capital expenditures of $215,272.

As of September 30, 2003, cash on hand was $765,352 and working capital was $2,325,029. The Company believes that its financial resources are adequate to fund the current level of operations. The Company does not expect to purchase or sell any significant property and equipment during the next twelve months. The Company also does not anticipate any significant changes in the number of employees during the next twelve months.

The Company through its subsidiaries maintains line of credit facilities totaling $4,150,000, which are collateralized by the Company's assets. The Credit Facilities require the Company to maintain certain financial covenants, which the Company was in compliance with at September 30, 2003. At September 30, 2003, the borrowings under the line of credit were $702,499 and the availability of additional borrowings was $3,109,797.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          At September 30, 2003, there were no legal proceedings against the Company.

Item 2.   Changes in Securities and Use of Proceeds

          None

Item 3.   Default Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits

          (a)  Exhibits

               31- Statement of Chief Executive and Chief Financial Officer (filed herewith).

               32- Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               (b) Reports on Form 8-K - During the quarter ended September 30, 2003, the Company filed a Form 8-K dated August 14, 2003, reporting information under Item 4 thereof relating to changes in its certifying accountant.


                                                    SIGNATURES

In accordance with the requirement of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized


                                                    MORO CORPORATION

                                                By: /s/ David W. Menard
                                                    ---------------------------

                                                    David W. Menard
                                                    Chief Executive Officer
                                                    and Chief Financial Officer