Form 10KSB
period 2003-12-31
MORO CORP
filed 2004-04-13
CIK 940800

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                   FORM 10-KSB

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Fiscal Year ended December 31, 2003.

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ______ to ________.

                         Commission file number: 0-26828

                                MORO CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

     Delaware                                          51-0338736
    (State or other jurisdiction            (I.R.S. Employer Identification No.)
      of organization)
                              The Woods, Suite 1000
                            994 Old Eagle School Road
                            Wayne, Pennsylvania 19087
              (Address of principal executive offices and zip code)

                                  (484)367-0300
                           (Issuer's telephone number)

           Securities registered under Section 12(b) of the Act: None

              Securities registered under Section 12(g) of the Act:

                     Common Stock, Par Value $.001 per share
                              (Title of each Class)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO[ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K [x]

Issuer's revenues for its most recent fiscal year: $23,118,968.

As of April 13, 2004, the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock was $888,203.

Check  whether  the issuer has filed all  documents  and  reports to be filed by
Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by the court. Yes [x] No[ ].

As of April 13, 2004, the number of shares outstanding of each class of common equity was 6,250,000 shares of Common Stock, par value $.001.

PART I

Item  1. Description of Business.

The Company was organized as a Delaware corporation on February 12, 1992 and on June 7, 1999, the Company changed its name from Food Court Entertainment Network, Inc. to Moro Corporation.

From May 1999 through March 31, 2000, the Company was an inactive public shell. As of April 1, 2000, the Company, through its newly formed subsidiary, Moro Acquisition Corp. ("MAC"), purchased substantially all of the operating assets and assumed certain liabilities of J.M. Ahle Co., Inc., a New Jersey corporation, for $1,406,212. At the time of the transaction, MAC changed its name from MAC to J.M Ahle Co., Inc. ("Ahle"). Ahle is a fabricator and distributor of reinforcing steel to contractors and subcontractors for use in the construction of highways, airports, bridges, treatment facilities, schools, public facilities, industrial and commercial buildings, and other structures.

On October 1, 2002, Moro/Rado Acquisition Corp. ("Moro/Rado"), a wholly-owned subsidiary of Moro Corporation (the "Company), purchased substantially all of the operating assets and assumed certain liabilities of Rado Enterprises, Inc. ("Rado"), pursuant to an Asset Purchase Agreement dated July 31, 2002 by and among Moro/Rado, Rado and Antonio D. Rado for $2,424,000. Rado is a mechanical contractor engaged in various plumbing, heating, ventilation and air conditioning projects for commercial, industrial and institutional buildings located in northeastern and central Pennsylvania. Moro/Rado intends to continue the business of Rado as conducted prior to the acquisition.

Competition

The Construction Materials and Mechanical Contracting business are highly competitive. The Company competes with numerous organizations of varying sizes. The Company competes primarily on the basis of price, location, quality, service and reputation.

Labor Contracts

Certain employees of Rado are represented by labor unions. As of December 31, 2003, the Company is not aware of any labor disputes.

Sources of Raw Materials

The Company has experienced no problems with the availability of raw materials and has various sources for supplies. During 2003, the Company had two vendors that accounted for approximately 25% of total purchases.

Areas of Sales

Sales from the Construction Materials segment are derived from customers located in New Jersey and southern New York. Sales from the Mechanical Contracting segment are derived from customers located in eastern and central Pennsylvania.

Employees

As of December 31, 2003, the Company had 67 employees, 21 of which were employed by Ahle on a full time basis and 46 of which were employed by Rado on a full time basis.

Item 2. Description of Properties.

The Company is headquartered at the offices of Colmen Menard Company, Inc. ("Colmen Menard") at 994 Old Eagle School Road, Suite 1000, Wayne, Pennsylvania 19087, telephone 484-367-0300, fax 484-367-0305. Colmen Menard, which is owned by David Menard, provides offices and facilities without cost to the Company.

Ahle operates from an approximately 21,700 square foot leased warehouse facility and contiguous 3.4 acre yard site located on Herman Street, South River, New Jersey. The lease provides for a rental payment of $3,953 per month plus utilities (real estate taxes and insurance are paid for by the landlord) and expires on April 30, 2006.

Rado operates from an approximately 33,160 square foot leased facility located at Columbia Industrial Park, 20 Industrial Drive, Bloomsburg, Pennsylvania 17815. The lease provides for a rental payment of $10,000 per month with taxes, utilities and insurance also being paid for by Rado, and expires on May 21, 2008. The owner of the premises is JAD Associates, LLC, a Pennsylvania limited liability company, owned by David Menard and his wife.

Item 3. Legal Proceedings.

The Company is not involved in any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The authorized capital stock of the Company consists of 25,000,000 shares of Common Stock, par value $.001 per share, and 5,000,000 shares of preferred stock, par value $.001 per share. The Company has not paid and does not contemplate the payment of any dividends in the foreseeable future. The Company's Common Stock is traded on the National Association of Securities Dealer's, Inc. OTC Bulletin Board under the symbol MRCR.OB. The high and low bid prices for the Common Stock during calendar year 2002 and 2003 were as follows:

                       2002                               High            Low
                       ----                               ----            ---

First Quarter (through March 31, 2002)                    $.36            $.35
Second Quarter (through June 30, 2002)                    $.70            $.36
Third Quarter (through September 30, 2002)               $1.01            $.41
Fourth Quarter (through December 31, 2002)               $1.03            $.41

                       2003
                       ----

First Quarter (through March 31, 2003)                    $.55            $.35
Second Quarter (through June 30, 2003)                    $.75            $.34
Third Quarter (through September 30, 2003)                $.51            $.30
Fourth Quarter (through December 31, 2003)                $.55            $.26

These quotations reflect inter-dealer prices, without retail mark-up, mark down or commission, and may not reflect actual transactions.

On December 31, 2003, there were approximately 276 shareholders of record of the Common Stock.

                                       Equity Compensation Plan Information as of December 31, 2003
                                       ------------------------------------------------------------

                              Number of securities                  Weighted-average        Number of securities
                                 to be issued upon                 exercise price of         remaining available
                                       exercise of              outstanding options,         for future issuance
                              outstanding options,         warrants and rights under                under equity
   Plan category               warrants and rights                compensation plans          compensation plans
   -------------           -----------------------       ---------------------------       ---------------------

Equity Compensation
 plans approved by
 security holders                     60,000                          $0.75                        240,000

Equity Compensation
 plans not approved
 by security holders                     -                               -                            -
                                      ------                          -----                        -------

         Total                        60,000                          $0.75                        240,000
                                      ======                          =====                        =======

(1)     In 2000,  the Company  established  an incentive  stock option plan (the
        Plan) and presently has reserved 300,000 shares of the Company's common stock for issuance under the Plan. Options granted pursuant to the Plan and contractual agreements at December 31, 2003 and 2002 were 60,000 and those options were granted to key employees. The exercise price is $.75 per common share, and are exercisable through July 31, 2005. All issuances were granted at the fair market value of the Company's common stock at time of grant.

For additional information, see Note 16 to consolidated financial statements.

On October 1, 2002, the Company issued $650,000 of 10% Convertible Debentures to 10 investors. The Debentures mature on September 30, 2007, and interest is payable semi-annually in arrears at the rate of ten percent per annum. The Debentures are convertible at any time prior to maturity into shares of Common Stock of the Company at the rate of $2.00 per share. The Debentures were offered and sold by the Company pursuant to the exemption from registration set forth in Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended ("Act"). All of the investors were accredited investors as defined in Rule 501 promulgated under the Act.

On October 1, 2002, the Company sold 600,000 shares of Common Stock at $.50 per share for aggregate gross proceeds of $300,000. Of such shares, 400,000 were purchased by David W. Menard and his wife, and the balance by another investor. The shares were offered and sold by the Company pursuant to the exemption from registration set forth in Rule 506 of Regulation D promulgated under the Act. All of the investors were accredited investors as defined in Rule 501 promulgated under the Act.

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

Critical Accounting Policies

Management's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates, including those related to contract costs, allowance for doubtful accounts, deferred taxes and goodwill impairment. These policies, which may significantly affect the determination of financial position, results of operations and cash flows, are summarized in Note 2, Summary of Significant Accounting Policies, in the Notes to Financial Statements, included elsewhere in this report. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Plan of Operations and Management Strategy

Prior to April 1, 2000, the Company was an inactive public shell. As of April 1, 2000, the Company acquired substantially all of the operating assets of J.M. Ahle Co., Inc. ("Ahle"), a fabricator and distributor of reinforcing steel to the construction industry. As of October 1, 2002, the Company acquired substantially all of the operating assets of Rado Enterprises, Inc. ("Rado"), a mechanical contractor engaged in various plumbing, heating, ventilation and air conditioning projects for commercial, industrial and institutional buildings located in northeastern and central Pennsylvania.

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

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Percentage of revenue and expenditures for the years ended December 31, 2003 and 2002 are as follows:


                                               2003                 2002
                                           ------------         ------------

Construction materials sales                     46.8%                75.8%
Mechanical contracting sales                     53.2%                24.2%
                                           ------------         ------------
     Total                                      100.0%               100.0%
                                           ============         ============

Cost of goods sold                               37.6%                59.8%
Cost of construction contract revenue            48.2%                20.3%
                                           ------------         ------------
     Total                                       85.8%                80.1%
                                           ------------         ------------

Gross profit                                     14.2%                19.9%

Operating expenses                               10.9%                14.7%
                                           ------------         ------------

Operating income                                  3.3%                 5.2%
Interest and other expenses, net                  0.5%                 0.6%
                                           ------------         ------------
Income before income taxes                        2.8%                 4.6%
Income tax                                        1.2%                 1.9%
                                           ------------         ------------

Net income                                        1.6%                 2.7%
                                           ============         ============

Year Ended December 31, 2003

Total revenues for the year ended December 31, 2003 were $23,118,968 compared with $14,584,951 for the same period a year ago, an increase of $8,534,017 or 59%. Revenues for the Mechanical Contracting division were $12,290,472 for 2003 is significantly higher compared to 2002 revenues, which totaled $3,532,657, because this segment was not created until October 1, 2002 with the acquisition of Rado Enterprises, Inc. The Mechanical Contracting division accounted for 103% of the Company's overall increase in total revenue offset by a 2% decrease in revenues related to the Construction Materials division which experienced lower net selling prices for its products.

Net income was $378,439 for 2003 compared with $395,266 for 2002, a decrease of 4%. The decrease was attributable primarily to lower gross margins for the Construction Materials division and an increase in corporate expenses related to certain professional fees and corporate development costs.

Because we acquired Rado on October 1, 2002, under accounting principles generally accepted in the United States of America, the financial results of Rado are not included in our financial statements prior to October 1, 2002.

The results of operations for 2003 and 2002 in accordance with accounting principles generally accepted in the United States of America is discussed above. The pro forma information reflects the financial results of Rado for the entire 2002 year. Management believes that this information is useful because it indicates what revenues, gross profits, and net income would have been if Rado had been acquired on January 1, 2002.

On a pro forma basis, total annual revenues for 2003 was $23,118,968 compared to $24,227,000 for 2002, a 4.6% decrease. The decrease was attributed to lower revenues from construction materials due to a decline in the selling prices of the Company's products due to increased competition. Pro forma gross profit decreased from $3,636,000 for 2002 to $3,294,312 for 2003, a decrease of $341,688 or 9.4%, as a result of lower revenues from mechanical contracting services and lower gross profit for the construction materials division. Pro forma net income for the years ended December 31, 2003 and 2002 were $378,439 and $815,000, respectively, a decline of 53.7%. The decline in pro forma net income was due to several factors but primarily due to decreased sales.

Year Ended December 31, 2002

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

Liquidity and Capital Resources

For the year ended December 31, 2003, there was a net decrease of cash of $539,483. Cash flows from operating activities of $54,303 were offset primarily by cash flows used in financing activities of $201,267 (mainly repayments of bank debt) and investing activities of $392,519.

As of December 31, 2003, cash on hand was $436,756 and working capital was $2,456,791. The Company believes that its financial resources are adequate to fund the level of operations expected in 2004.

The Company through its subsidiaries maintains lines of credit facilities totaling $4,150,000, which are collateralized by the Company's assets. The credit facilities require the Company to maintain certain financial covenants, which the Company was in compliance with at December 31, 2003. At December 31, 2003, the borrowings under the line of credit were $862,399 and the availability of additional borrowings was $2,525,699.

Item 7.  Financial Statements.

(a) The following audited financial statements and related documents are set forth in this Form 10-KSB on the following pages:

                                                                         Page(s)
                                                                         -------
         Report of Independent Auditor's                                   21-22
         Consolidated Balance Sheets                                          24
         Consolidated Statements of Operations                                25
         Consolidated Statements of Shareholders' Equity                      26
         Consolidated Statements of Cash Flows                                28
         Notes to Consolidated Financial Statements                           29



Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On June 6, 2003, Parente Randolph, LLC ("Parente") resigned as the independent accountants for the Company. Because Parente resigned, the decision to change accountants was not recommended or approved by the Board of Directors or an audit or similar committee of the Board of Directors.

The report of Parente on the Company's financial statements for the year ended December 31, 2002 did not contain an adverse opinion or disclaimer of opinion, nor was the audit opinion qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audit for the year ended December 31, 2002 and through June 6, 2003, there were no disagreements (as defined in Item 304(a)(1)(iv) of Commission Regulation S-K) with Parente on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to Parente's satisfaction, would have caused Parente to make reference to the subject matter of the disagreement in connection with their reports for such periods; and there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

The Company provided Parente with a copy of this disclosure and requested that Parente review such disclosure and provide a letter addressed to the Securities and Exchange Commission as specified by Item 304(a)(3) of Regulation S-K. Such letter was filed as Exhibit 16.1 to the Company's Current Report on Form 8-K dated June 26, 2003.

On  August  13,  2003,  the  Company   appointed   McGladrey  and  Pullen,   LLP
("McGladrey") as its new independent public accountants. The decision to retain McGladrey was approved by the Company's Board of Directors on August 13, 2003.

During the years ended December 31, 2002, and the subsequent interim period up to June 6, 2003, the Company did not consult with McGladrey regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered on the Company's financial statements, or (iii) any other matters or reportable events set forth in Items 304(a)(1)(iv) and (a)(1)(v) of Regulation S-K.

Item 8A.  Control and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on his evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the principal executive officer and principal financial officer has concluded that as of the end of the period covered by this Form 10-KSB such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods.

Changes in Internal Control Over Financial Reporting

During the fourth fiscal quarter, there were no significant changes in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons.

The executive officers and Directors of the Company, as of December 31, 2003, together with their ages and business backgrounds are as follows:

             Name              Age                    Position
             ----              ---                    --------

David W. Menard                66           Chairman of the Board of Directors,
                                            Chief Executive Officer, Chief
                                            Financial Officer, President

Lawrence J. Corr               60           Vice President, Director

Phillip Naides                 73           Director

Douglas M. Lurio               47           Director

George F. Sprenkle             49           Director

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

George F. Sprenkle joined the Board of Directors of the Company in November 2003 and is the sole member of the Audit Committee of the Board of Directors. He is the President and Chief Executive Officer of ezBackOffice, an application software and services company offering innovative web-based solutions to enable clients to realize improvements in their back office operations. Mr. Sprenkle co-founded ezBackOffice in May 2000.

Item 10. Executive Compensation.

During 2002 and 2003, David W. Menard, the Chief Executive Officer of the Company, did not receive any compensation directly from the Company for his services rendered to the Company.

Antonio D. Rado, the President of Rado, received a base salary of $175,001 during 2003 and $43,385 during the period October 1, 2002 through December 31, 2002, a profit-sharing contribution under the Rado profit sharing plan of $17,500 in 2003 and $2,500 for the period October 1, 2002 through December 31, 2002, and a contribution under the Rado defined contribution plan of $17,500 during 2003 and $4,000 for the period October 1, 2002 through December 31, 2002. When the Company purchased Rado effective October 1, 2002, Mr. Rado entered into an employment agreement that expires September 30, 2004. Among other things, the employment agreement provides that he shall receive a signing bonus of $600,000 paid in six equal annual payments of $100,000 commencing September 30, 2003. These six payments are to be made regardless of whether Mr. Rado remains an employee of Rado and the payment due in each of years three, four, five and six have been guaranteed by David W. Menard and his wife, principal shareholders.

John Ahle, President of Ahle, received a base salary of $123,440 during 2003 and $119,000 during 2002, a cash bonus of $22,000 during 2003 and $12,000 during 2002, and a contribution to the Ahle 401(k) plan of $2,600 during 2003 and $2,600 during 2002. During 2000, Mr. Ahle was granted incentive stock options to purchase up to 25,000 shares of Company Common Stock at $.75 per share exercisable at any time prior to July 31, 2005.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information regarding beneficial ownership of Common Stock by all persons known to the Company to have owned more than 5% of the outstanding shares of Common Stock on December 31, 2003, and the Common Stock beneficially owned by the directors and officers of the Company as of such date.
                                                                Percentage of
Name and Address                  Number of Shares(1)      Outstanding Shares(2)
----------------                  ----------------         ------------------

David W. &                           4,631,429 (3)                   69.8%
Jacqueline J. Menard
Suite 1000
994 Old Eagle School Road
Wayne, PA 19087

Lawrence J. Corr                        50,000                         *
Suite 1000
994 Old Eagle School Road
Wayne, PA 19087

Phillip Naides                               0                         *
1750 Oakwood Road
Penn Valley, PA 19072

Douglas M. Lurio                        41,071 (4)                     *
Suite 2340
2005 Market Street
Philadelphia, PA 19103

                                                                Percentage of
Name and Address                  Number of Shares(1)      Outstanding Shares(2)
----------------                  ----------------         ------------------

George F. Sprenkle                      71,429                         *
1914 Firethorn Lane
Villanova, PA 19085

Antonio D. Rado                              0                         *
3707 State Road 487
Stillwater, PA 17878

John Ahle                               25,000 (5)                     *
Foot of Herman Street
South River, NJ 08882

All Directors and Officers
as a group (5 persons)               4,793,929                       72.3%

*Less than one percent.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and derives from either voting or investment power with respect to securities.


(2) For purposes of this table, there were 6,635,000 shares of Common Stock deemed to be issued and outstanding reflecting the Common Stock outstanding as well as the Common Stock underlying the outstanding 60,000 options and $650,000 of 10% Convertible Debentures.

(3) Reflects 2,396,429 shares owned by Mr. Menard and 2,235,000 shares owned by Mrs. Menard.

(4)      Reflects 12,500 shares underlying 10% Convertible Debenture.

(5)      Reflects shares underlying incentive stock options.

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

During 2002, Colmen Menard, a company owned by David W. Menard, received management services fees from the Company of $75,000.

During 2003, Lawrence Corr, a Director, received $50,000 from the Company for corporate development consulting services.

At the time the Company purchased Rado, the Company leased the Rado offices and facilities from a real estate partnership owned fifty percent by Antonio D. Rado, President of Rado for $120,000 per annum. The lease provided that the Company had the right to purchase the real estate for $1,150,000 by notice to the landlord at any time within 120 days following the Company's purchase of Rado. The Company timely notified the landlord of its election to purchase the real estate, and in May 2003, and as permitted in the lease, the Company assigned to JAD Associates, LLC, an entity owned by David W. Menard and his wife ("JAD"), all of its rights to purchase the real property. In May 2003, JAD purchased the real estate for $1,150,000 and entered into a five year lease with the Company for the real property. The lease provides for annual rental of $120,000 during the initial term, contains three five year renewal terms, and grants the Company the right of first refusal to purchase the real estate if JAD attempts to sell the real estate during the term of the lease or within two years thereafter. The Company believes the lease approximates the fair market value of lease payments for the property based upon advice from an independent professional real estate appraisal firm. The Company has not guaranteed the debt of the entity owed by the principal shareholder of the Company.

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

              3.2               By-laws of the Company  (incorporated  by  reference  from Exhibit 3.2 to
                                Amendment  No.  1 to  Registration  Statement  on  Form  SB-2  (File  No.
                                33-91054))




              4.1               Form of 10% Convertible  Debenture due September  30, 2007  (incorporated  by reference  from  Exhibit  4.1 to  Form 10-KSB for the year ended December 31,
                                2002).

              4.2               Loan and Security  Agreement  dated  September  30, 2002 among  Sovereign
                                Bank,  Moro/Rado  Acquisition  Corp., and Moro Corporation  (incorporated by  reference  from  Exhibit  4.2 to  Form  10-KSB  for  the  year  ended
                                December 31, 2002).

              4.3               $2,000,000  Line of Credit  Note dated September   30,   2002  by   Moro/Rado
                                Acquisition  Corp., as maker, in favor of    Sovereign    Bank,    as   payee
                                (incorporated    by   reference   from Exhibit  4.3 to  Form  10-KSB  for the
                                year ended December 31, 2002).

              4.4               $350,000  Acquisition  Term Note dated September   30,   2002  by   Moro/Rado
                                Acquisition  Corp., as maker, in favor of    Sovereign    Bank,    as   payee
                                (incorporated    by   reference   from Exhibit  4.4 to  Form  10-KSB  for the
                                 year ended December 31, 2002).

              4.5               Surety  Agreement dated  September 30, 2002 by Moro  Corporation in favor of Sovereign  Bank  (incorporated  by reference  from Exhibit 4.5 to Form
                                10-KSB for the year ended December 31, 2002).

              4.6               Third  Amendment  to Loan and Security Agreement  dated  October  21, 2002 by and among  Sovereign  Bank,  J.M. Ahle Co., Inc., David W. Menard, Jacqueline
                                J.   Menard,   and  Moro   Corporation (incorporated    by   reference   from
                                Exhibit  4.6 to  Form  10-KSB  for the year ended December 31, 2002).

              4.7               $300,000    Amended    and    Restated Acquisition  Term Note dated September
                                30, 2002 by David W. and Jacqueline J. Menard,   as   makers,   in  favor  of
                                Sovereign Bank, as payee (incorporated by reference  from Exhibit 4.7 to Form
                                10-KSB for the year ended December 31, 2002).

              4.8               $125,000  Amended and Restated  Term Note dated October 21, 2002 by J. M.
                                Ahle  Co.,  Inc.,  as  maker,  in  favor  of  Sovereign  Bank,  as  payee
                                (incorporated  by reference  from Exhibit 4.8 to Form 10-KSB for the year ended December 31, 2002).

              4.9               Second  Amendment  to Loan and Security  Agreement  dated August 28, 2002 by and among  Sovereign  Bank,  J.M.  Ahle Co.,  Inc.,  David W.  Menard,
                                Jacqueline J. Menard,  and Moro  Corporation  (incorporated  by reference from Exhibit 4.9 to Form 10-KSB for the year ended December 31, 2002).






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

             10.5               Subordinated Term Note dated March 31, 2000 by Moro
                                Acquisition  Corp.,  as maker,  in favor of David W. Menard and Jacqueline
                                J. Menard,  as payee,  in the principal  amount of $300,000  (incorporated by  reference  to  Exhibit  10.3 to the  Company's  Annual  Report on Form
                                10-KSB for the fiscal year ended December 31, 1999)

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

           **10.12              First  Amendment  to Loan and Security  Agreement  by and among  Sovereign
                                Bank, Rado Enterprises, Inc. and Moro Corporation dated August, 2003.

           **10.13              Fourth  Amendment  to Loan and Security  Agreement by and among  Sovereign
                                Bank,  J.M.  Ahle Co.,  Inc.,  David W. and  Jacqueline J. Menard and Moro
                                Corporation dated August 31, 2003.

           **10.14              Term Note by J.M. Ahle Co.,  Inc., as Maker,  in favor of Sovereign  Bank, as payee, in the principal amount of $400,000, dated August 31, 2003.

           **10.15              Amended  and  Restated  Line of  Credit  Note by J.M.  Ahle Co.,  Inc,  as
                                 maker,  in favor of Sovereign  Bank, as
                                payee,  in  the  principal   amount  of
                                $2,000,000, dated August 14, 2003.

           **10.16              Equipment  Line of Credit Note by J.M. Ahle Co.,  Inc, as maker,  in favor of Sovereign  Bank, as Payee, in the principal  amount of $150,000,  dated
                                August 31, 2003.

           **10.17              Employment  Agreement between Rado Enterprises,  Inc. and Antonio D. Rado, dated September 30, 2002.

           **10.17.1            First Amendment to Employment  Agreement  between Rado  Enterprises,  Inc.
                                and Antonio D. Rado, dated March 24, 2003.

           **10.18              Lease Agreement between JAD Associates,  LLC and Rado  Enterprises,  Inc., dated May 22, 2003.

           **31                 Statement of Chief  Executive and Chief Financial Officer pursuant to 18 U.S.C.
                                Section  1350,  as adopted  pursuant to Section 302 of the  Sarbanes-Oxley  Act of 2002.




           **32                 Certification  pursuant  to 18  U.S.C. Section 1350,  as adopted  pursuant to
                                Section 906 of the  Sarbanes-Oxley Act of 2002.

** - Filed as Exhibits hereto.


           (b) Reports on Form 8-K

                  None.

Item 14. Principal Accountant Fees and Services.

Parente Randolph, LLC ("Parente") was the Company's principal accountant during 2002 and through June 2003, and McGladrey & Pullen, LLP ("McGladrey) was the Company`s principal accountant from and after August 2003 and for the remainder of 2003.

During 2003 and 2002, Parente and McGladrey were compensated by the Company for services provided to the Company in the following categories and amounts:

                                           Parente            Parente           McGladrey
                                             2002               2003                 2003
                                           --------           --------          -------------

              Audit Fees *              $      42,259        $     7,200      $      54,937
              Audited Related Fees                  0                  0                  0
              Tax Fees                              0                  0                  0
              All Other Fees **                12,000                  0                  0
              Out-of-Pocket Expenses                0                  0                  0
                                        -------------        -----------      -------------
                  Total                 $      54,259        $     7,200      $      54,937
                                        =============        ===========      =============

*"Audit  Fees"  include  fees  related  to the  audit  of the  Company's  annual
financial   statements  and  reviews  of  the  Company's   quarterly   financial
statements.

**The Company was billed by Parente during 2002 for $10,000 for professional services rendered in connection with the Company's purchase of Rado, and during 2003 for $2,000 for professional services rendered by Parente relating to the transition of the audit function from Parente to McGladrey.

All services provided by the Company's principal accountants during 2002 and 2003 were approved in advance by the Chairman of the Board. In November 2003, the Board established an Audit Committee consisting of Mr. Sprenkle. The Audit Committee Charter provides that the Audit Committee has the authority to pre-approve all audit and non-audit services to be performed by the auditors, and has the responsibility to review and confirm the independence of the auditors.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             MORO CORPORATION

                                             By: /s/ David W. Menard
                                                --------------------

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

Signatures                                  Title                      Date
----------                                  -----                      ----

/s/ David W. Menard           President and Director              April 13, 2004
----------------------
David W. Menard               (Principal Executive Officer
                              and Principal Accounting
                              Officer)

/s/ Lawrence J. Corr          Vice President, Director            April 13, 2004
----------------------
Lawrence J. Corr

______________________        Director                            April __, 2004
Philip Naides

/s/ Douglas M. Lurio          Director                            April 13, 2004
----------------------
Douglas M. Lurio

______________________        Director                            April __, 2004
George F. Sprenkle

  MORO CORPORATION
                                TABLE OF CONTENTS
                           DECEMBER 31, 2003 AND 2002





                                                                           Page
                                                                       Number(s)
                                                                       ---------

INDEPENDENT AUDITORS' REPORT                                              21-22

CONSOLIDATED BALANCE SHEETS                                                  24

CONSOLIDATED STATEMENTS OF OPERATIONS                                        25

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                              26

CONSOLIDATED STATEMENTS OF CASH FLOWS                                        28

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                   29

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Moro Corporation and Subsidiaries
Wayne, Pennsylvania


We have audited the accompanying consolidated balance sheet of Moro Corporation and subsidiaries as of December 31, 2003, and the related statements of operations, retained earnings and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Moro Corporation and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.




                                            /s/ MCGLADREY & PULLEN, LLP
Blue Bell,  Pennsylvania
March 12, 2004 except for note 24,
as of which is dated April 13, 2004

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Moro Corporation as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ PARENTE RANDOLPH, LLC

Philadelphia, Pennsylvania
March 25, 2003



                                MORO CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002




                                                                       2003            2002
                                                                  --------------  --------------
                                      ASSETS

CURRENT ASSETS
 Cash and Cash Equivalents ....................................   $    436,756    $    976,239
 Trade Accounts Receivable, Net ...............................      2,413,597       1,927,920
 Accounts Receivable on Contracts (Including Retentions) ......      1,718,852       2,567,006
 Inventory ....................................................        708,046         598,030
 Costs and Estimated Earnings in Excess of Billings
   on Uncompleted Contracts ...................................        362,745         732,300
 Investment in Joint Venture ..................................        145,796            --
 Prepaid Income Taxes .........................................         40,013            --
 Other Current Assets .........................................         31,823          46,260
                                                                  ------------    ------------
 Total Current Assets .........................................      5,857,628       6,847,755

 PROPERTY AND EQUIPMENT, NET ..................................      1,167,787       1,157,915

 OTHER INTANGIBLE ASSETS, NET .................................         26,508          62,530

 OTHER ASSETS .................................................          7,718           5,593

 GOODWILL .....................................................        385,341         380,863
                                                                  ------------    ------------

 Total Assets .................................................   $  7,444,982    $  8,454,656
                                                                  ============    ============
          See accompanying Notes to Consolidated Financial Statements





                                MORO CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002



                                                                       2003            2002
                                                                  --------------  --------------
                        LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
 Line of Credit ...............................................   $    862,399    $  1,031,625
 Current Portion of Long-Term Debt ............................        437,941         409,828
 Trade Accounts Payable .......................................      1,405,901       1,188,491
 Due to Former Owner ..........................................        431,322         967,155
 Accrued Expenses .............................................        222,864         488,673
 Billings in Excess of Costs and Estimated Earnings
   on Uncompleted Contracts ...................................         40,410         610,742
 Income Taxes Payable .........................................           --           124,282
                                                                  ------------    ------------
 Total Current Liabilities ....................................      3,400,837       4,820,796

 LONG-TERM LIABILITIES
 Long-Term Debt ...............................................        948,388       1,008,542
 Convertible Debentures .......................................        650,000         650,000
 Deferred Tax Liability .......................................        159,000          67,000
                                                                  ------------    ------------
 Total Long-Term Liabilities ..................................      1,757,388       1,725,542
                                                                  ------------    ------------

 STOCKHOLDERS' EQUITY
 Preferred Stock, $.001 Par Value, Authorized 5,000,000 Shares;
   None Issued or Outstanding .................................           --              --
 Common Stock, $.001 Par Value, Authorized 25,000,000 Shares;
   Issued and Outstanding 6,250,000 Shares at December 31,
   2003 and 2002 ..............................................          6,250           6,250
 Additional Paid-In Capital ...................................        793,325         793,325
 Retained Earnings ............................................      1,487,182       1,108,743
                                                                  ------------    ------------
 Total Stockholders' Equity ...................................      2,286,757       1,908,318
                                                                  ------------    ------------

 Total Liabilities and Stockholders' Equity ...................   $  7,444,982    $  8,454,656
                                                                  ============    ============




           See accompanying Notes to Consolidated Financial Statements



                                MORO CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002



                                                                       2003            2002
                                                                  --------------  --------------

  REVENUES:
  Construction Material Sales, Net .............................   $ 10,828,496    $ 11,052,294
  Mechanical Contracts Revenue Earned ..........................     12,290,472       3,532,657
                                                                   ------------    ------------
  Total Revenues ...............................................     23,118,968      14,584,951

  COST OF REVENUES:
  Cost of Goods Sold ...........................................      8,692,861       8,716,900
  Cost of Construction Contract Revenue Earned .................     11,131,795       2,961,239
                                                                   ------------    ------------
  Total Cost of Revenues .......................................     19,824,656      11,678,139

  GROSS PROFIT .................................................      3,294,312       2,906,812

  OPERATING EXPENSES
  Selling, General and Administrative Expenses .................      2,521,065       2,148,763
                                                                   ------------    ------------
  Total Operating Expenses .....................................      2,521,065       2,148,763
                                                                   ------------    ------------

  OPERATING INCOME .............................................        773,247         758,049

  OTHER INCOME (EXPENSE)
  Other ........................................................         23,025           4,765
  Interest Income ..............................................          2,735           7,371
  Interest Expense .............................................       (173,364)        (99,919)
  Equity in Earnings of Joint Venture ..........................         20,796            --
                                                                   ------------    ------------

  INCOME BEFORE INCOME TAXES ...................................        646,439         670,266

  PROVISION FOR INCOME TAXES ...................................        268,000         275,000
                                                                   ------------    ------------

  NET INCOME ...................................................   $    378,439    $    395,266
                                                                   ============    ============

  EARNINGS PER SHARE - BASIC AND DILUTED .......................   $       0.06    $       0.07
                                                                   ============    ============

  WEIGHTED AVERAGE OUTSTANDING (BASIC AND DILUTED) .............      6,250,000       5,770,788
                                                                   ============    ============




          See accompanying Notes to Consolidated Financial Statements


                                MORO CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2003 AND 2002



                                    Common        Additional          Retained
                                     Stock      Paid-In Capital       Earnings           Total
                                  -----------   ---------------     -----------     -----------

BALANCE, JANUARY 1, 2002 .....    $    5,650        $  493,925      $  713,477      $1,213,052

Net Income ...................            --                --         395,266         395,266

Issuance of Common Stock .....           600           299,400              --         300,000
                                  ----------        ----------      -----------     ----------

BALANCE, DECEMBER 31, 2002 ...         6,250           793,325       1,108,743       1,908,318

Net Income ...................            --                --         378,439         378,439
                                  ----------        ----------      ----------      ----------

BALANCE, DECEMBER 31, 2003 ...    $    6,250        $  793,325      $1,487,182      $2,286,757
                                  ===========       ===========     ===========     ==========



          See accompanying Notes to Consolidated Financial Statements



                                MORO CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                   2003            2002
                                                               -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income ................................................   $   378,439    $   395,266
 Adjustments to Reconcile Net Income to Net Cash Provided by
   Operating Activities:
 Amortization ..............................................        36,022          9,018
 Depreciation ..............................................       253,670        108,404
 Equity in Earnings in Investment in Joint Venture .........       (20,796)          --
 Gain on Sale of Property and Equipment ....................          (501)          --
 Deferred Income Taxes .....................................        92,000         52,000
 Changes in Assets and Liabilities, Net of Acquisitions:
 Trade Accounts Receivable .................................      (485,677)       (63,063)
 Contract Accounts Receivable ..............................       848,154         73,102
 Inventory .................................................      (110,016)        53,765
 Costs in Excess of Billings ...............................       369,555       (512,279)
 Prepaid Income Taxes ......................................       (40,013)        59,000
 Other Current Assets ......................................        14,437        (29,584)
 Other Assets ..............................................        (2,125)          --
 Trade Accounts Payable ....................................       217,410       (510,136)
 Due to Former Owner .......................................      (535,833)       (55,322)
 Accrued Expenses ..........................................      (265,809)       273,936
 Billings in Excess of Costs ...............................      (570,332)       215,857
 Income Taxes Payable ......................................      (124,282)       124,282
                                                               -----------    -----------
 Net Cash Provided by Operating Activities .................        54,303        194,246

 CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of Property and Equipment ........................      (266,541)      (250,331)
 Sale of Property and Equipment ............................         3,500           --
 Investment in Joint Venture ...............................      (125,000)          --
 Acquisition of Business, Net of Cash Acquired .............        (4,478)      (693,197)
                                                               -----------    -----------
 Net Cash Used by Investing Activities .....................      (392,519)      (943,528)

 CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of Common Stock ..................................          --          300,000
 Proceeds from Issuance of Convertible Debentures ..........          --          650,000
 Proceeds from Lines of Credit .............................     1,368,100        555,150
 Repayments of Lines of Credit .............................    (1,537,326)      (710,000)
 Proceeds of Long-Term Debt ................................       420,000        413,207
 Principal Payments of Notes Payable .......................      (452,041)      (128,550)
                                                               -----------    -----------
 Net Cash Provided by (Used in) Financing Activities .......      (201,267)     1,079,807
                                                               -----------    -----------

 NET INCREASE (DECREASE) IN CASH ...........................      (539,483)       330,525

 CASH AND CASH EQUIVALENTS-BEGINNING OF YEAR ...............       976,239        645,714
                                                               -----------    -----------

 CASH AND CASH EQUIVALENTS - END OF YEAR ...................   $   436,756    $   976,239
                                                               ===========    ===========

          See accompanying Notes to Consolidated Financial Statements




                                MORO CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                   2003            2002
                                                               -----------     -----------
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash Paid for Interest ....................................   $   174,398    $    82,486

 Cash Paid for Taxes .......................................   $   111,500    $    40,000

 Non-Cash Financing Activities Related to Acquisition
 Deferred Amount Payable to Former Owner ...................   $      --      $   507,600
 Promissory Note Payable to Former Owner ...................          --          200,000
 Retainage Payable to Former Owner .........................          --          882,003
 Amount Payable to Former Owner ............................          --          140,474
                                                               -----------    -----------

                                                               $      --      $ 1,730,077
                                                               ===========    ===========







          See accompanying Notes to Consolidated Financial Statements

                                MORO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE 1        NATURE OF BUSINESS AND OPERATING CYCLE

              Moro Corporation (the "Company") is engaged in two lines of business - Construction Materials and Mechanical Contracting.

              The Construction Materials line of business commenced on March 31, 2000 when the Company purchased substantially all of the operating assets of J.M. Ahle Co., Inc., a New Jersey corporation ("Ahle") for cash and notes. Ahle is a fabricator of reinforcing steel and a distributor of construction accessories. The typical operating cycle for Ahle, from receipt of a purchase order to the delivery of goods, ranges from several days to several months.

              The Mechanical Contractors line of business commenced on October 1, 2002 when Moro/Rado Acquisition Corporation purchased substantially all of the operating assets of the former Rado Enterprises, Inc., a Pennsylvania corporation for cash and amounts payable. Moro/Rado Acquisition Corporation subsequently changed its name to Rado Enterprises, Inc. ("Rado"). Rado fabricates sheet metal ductwork and process piping and provides mechanical contracting services. The typical operating cycle for Rado, from the award of a contract through the completion of the contract, ranges from several weeks up to a period of approximately two years.

              The Company's products/services are used primarily in construction projects such as highways, bridges, industrial and commercial buildings, hospitals, schools, office buildings, and other kinds of structures. The Company's customers are mainly contractors and end users.


NOTE 2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              Principles of Consolidation
              ---------------------------
              The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions are eliminated in consolidation.

              Cash and Cash Equivalents
              -------------------------
              The Company considers all highly liquid investments with original maturities of three months or less at the date of acquisition to be cash and cash equivalents. At times, such balances may be in excess of Federal Deposit Insurance Corporation insurance limits. As of December 31, 2003, the Company's cash and cash equivalents consisted primarily of overnight repurchase agreements.

NOTE 2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

              Trade Accounts Receivable and Accounts Receivable on Contracts
              --------------------------------------------------------------
              Trade accounts receivable and accounts receivable on contracts are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history and current economic conditions. Trade receivables and accounts receivable on contracts are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. Management believes that trade accounts receivable and accounts receivable on contracts are considered fully collectible and accordingly, no allowance for doubtful accounts has been recorded as of December 31, 2003.

              A trade accounts receivable and accounts receivable on contracts are considered to be past due if any portion of the receivable balance is outstanding for more than 90 days. Interest is not charged on past due trade receivables.

              Inventory
              ---------
              Inventory is recorded at the lower of cost or market using the first-in, first-out (FIFO) method. As of December 31, 2003 and 2002, all inventories consist of raw materials and parts, which are available for resale.

              Investment in Joint Venture
              ---------------------------
              The Company accounts for its fifty percent interest in a general partnership joint venture by the equity method. Under this method, the Company recognizes its interest in the net earnings of the joint venture as income in the Company's income statement which is added to the investment account and distributions received from the joint venture are treated as reductions of the investment account.

              Property and Equipment
              ----------------------
              Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:
                                                                         Years

                           Machinery and Equipment                         7
                           Vehicles                                        5
                           Office Equipment                                5

              Maintenance and repairs are charged to expense as incurred. Expenditures for major renewals and improvements that extend the useful lives of the assets are capitalized.

NOTE 2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

              Long-Lived Assets
              -----------------
              Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the excess of the asset's carrying amount and fair value of the asset and long-lived assets to be disposed of are reported at the lower of carrying amount of fair value less cost to sell.

              Prior to January 1, 2003, the excess of cost over the fair value of net assets acquired (goodwill) was amortized on a straight-line basis over periods ranging from 5 to 30 years. After January 1, 2002, no amortization is recorded for these assets.

              Revenue Recognition
              -------------------
              Revenue from product sales is recognized upon shipment to customers, title passing and all obligations of the Company have been satisfied. Provisions for returns are provided for in the same period the related sales are recorded.

              Shipping and handling charges to customers are included in net sales and the related shipping and handling costs incurred by the Company are included in cost of goods sold.

              Contract Revenue and Cost Recognition
              -------------------------------------
              Revenues from mechanical contracts are recognized on the percentage-of-completion method, measured by the percentage of direct cost incurred to date to the estimated total direct cost for each contract. That method is used because management considers total direct cost to be the best available measure of progress on the contracts. Revenues from time and material contracts are recognized currently as the work is performed.

              Contract costs include all direct material, labor, subcontractor and those indirect costs that relate to contract performance. All other costs are expensed as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are first determined. Changes in job performance, job conditions and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined. The Company recognizes claim and contract modification costs as they are incurred and revenues when realization is probable and the amount can be reliably estimated, which is generally at the time a claim or contract modification is accepted by all parties. Because of the inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change in the near term.

              The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed. The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of revenues recognized.

NOTE 2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

              Stock-Based Compensation
              ------------------------

              Effective December 31, 2002, the Company adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." At December 31, 2003 and 2002, the Company had one stock-based employee compensation plan, which is described more fully in Note 16. The Company accounts for this plan under the intrinsic value recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations.

              If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS 123, net income and diluted income per common share would have been reduced to the pro forma amount as follows:


                                                                   2003                2002
                                                             --------------      --------------

                  Net income, as reported                    $      378,439      $      395,266

                  Deduct:  Total stock-based employee
                   compensation expense determined
                   under fair value based method for
                   all awards, net of tax effects                         -                   -
                                                             --------------      --------------

                  Pro-forma net income                       $      378,439      $      395,266
                                                             ==============      ==============

                  Earnings per share:
                     Basic - as reported                     $        0.06       $         0.07
                                                             =============       ==============
                     Basic - pro-forma                       $        0.06       $         0.07
                                                             =============       ==============

                     Diluted - as reported                   $        0.06       $         0.07
                                                             =============       ==============
                     Diluted - pro-forma                     $        0.06       $         0.07
                                                             =============       ==============



              Segment Information
              -------------------

              The Company operates in two business segments: Construction Materials and Mechanical Contracting.

              The operating segments are managed separately and maintain separate personnel due to the differing services offered by each segment. Management of each of the segments evaluates and monitors the performance of the segments based on the operating earnings or losses prior to income taxes. The significant accounting policies utilized by the operating segments are the same as those summarized in the footnote entitled "Summary of Significant Accounting Policies" of the notes to the consolidated financial statements. The financial information presented for each segment does not allocate corporate overhead costs. There are no intersegment sales. For financial information on reporting segments, see Note 13 to the consolidated financial statements.

NOTE 2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

              Income Taxes
              ------------
              Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

              Recently Issued Accounting Principles
              -------------------------------------
              In 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") and its amendment FIN 46R. This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the equity investors in an entity do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support. FIN 46R requires a company to evaluate all existing arrangements to identify situations where a company has a "variable interest" in a "variable interest entity" and further determine when such variable interests require a company to consolidate the variable interest entities' financial statement with its own. The provisions of FIN 46R become effective no later than the end of the first reporting period that ends after December 15, 2004. The Company adopted the provisions of FIN 46 in connection with the lease agreement with a related partnership and determined that there was no impact on its financial statements as a result of the adoption of this new accounting principle.

              In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement amends SFAS
              No. 133 for decisions made as part of the Derivatives Implementation Group process and in connection with implementation issues raised in relation to the application of the definition of a derivative. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not expect the requirements of SFAS 149 to have a material impact on the results of operations, financial position or liquidity.

NOTE 3        ACQUISITION

              Effective October 1, 2002, the Company purchased substantially all of the operating assets and assumed certain liabilities of former Rado Enterprises, Inc. Rado is a mechanical contractor engaged in various plumbing, heating, ventilating and air conditioning projects for commercial, industrial and institutional buildings. The work is subcontracted directly from private companies as well as federal and state agencies in northeastern and central Pennsylvania. Rado Enterprises, Inc. performs its own prefabrication of piping and sheet metal ductwork. As a result of the acquisition, the Company is expected to be a leading mechanical contractor in central Pennsylvania.

              The aggregate adjusted purchase price of the acquisition was $2,424,000. The Company funded the acquisition through the (1) issuance of 600,000 shares of Moro Corporation common stock, par value $.001 per share; (2) issuance of $650,000 10% convertible debentures due September 30, 2007. These debentures are subordinated to senior debt. All or a portion of the principal amount can be converted into common stock at a conversion price of $2.00 per share; (3) issuance of $200,000 6% note payable, payable in four equal semi-annual installments, which shall be due on the six, twelve, eighteen and twenty four month anniversaries of the Closing Date (October 1, 2002); (4) issuance of a bank note payable of $350,000 due on October 1, 2007; (5) amount relating to retainage receivable; (6) deferred amount payable to former owner of $600,000 (non-interest bearing) due in $100,000 increments on each of the first, second, third, fourth, fifth and sixth anniversaries of the Closing Date (October 1, 2002). None of these amounts are contingent upon the former owner continuing employment.

              The following  table  summarizes  the estimated fair values of the
              assets   acquired   and   liabilities   assumed  at  the  date  of
              acquisition.

                                               At October 1, 2002

                  Current Assets                              $        2,996,000
                  Property, Plant and Equipment                          708,000
                  Intangible Assets                                       72,000
                  Goodwill                                               381,000
                                                              ------------------

                  Total Assets Acquired                                4,157,000
                  Total Liabilities Assumed                            1,733,000
                                                              ------------------

                  Net Assets Acquired                         $        2,424,000
                                                              ==================

              Of the $71,548 of acquired intangible assets, $46,548 was assigned to customer related contracts that are subject to amortization over the related contract term which is generally less than 2 years. The remaining $25,000 relates to covenant-not-to-compete agreements which have a useful life of 5 years.

              In accordance with FAS 142, Goodwill and Other Intangible Assets, the goodwill of $385,341 is not amortized but is reviewed annually for impairment. The Company estimates fair value using the expected present value of future cash flows. For income tax purposes, all goodwill is expected to be amortized over 15 years.

              The following unaudited pro forma consolidated results of operations are presented as if the acquisition of Rado had been made at January 1, 2002. This unaudited pro forma information is being provided for informational purposes only. It is not necessarily indicative of the results of operations that would have occurred had the purchase been made at January 1, 2002 or the future results of the combined operations.

                                                                              Year Ended
                                                                              December 31,
                                                                                  2002
                                                                              ------------
                       Sales ............................................     $ 24,227,000
                       Cost of Sales ....................................       20,590,000
                                                                              ------------
                       Gross Profit .....................................        3,637,000
                       Operating Expenses ...............................        2,254,000
                                                                              ------------
                       Operating Income .................................        1,383,000
                       Other Income - Net ...............................           (5,000)
                                                                              ------------
                        Income Before Income Taxes ......................        1,378,000
                       Provision for Income Taxes .......................          562,000
                                                                              ------------

                       Net Income .......................................    $    816,000
                                                                              ============

                       Basic and Diluted Earnings per Common Share            $        .14
                                                                              ============

                       Weighted Average Shares ..........................       5,770,788

                                                                              ============

NOTE 4        CONTRACT RECEIVABLES

              Contract receivables consist of the following:
                                                                 2003               2002
                                                         --------------      -------------
                       Completed Contract and Time and
                        Material Jobs                    $      269,989      $     258,450
                       Contracts in Progress                    981,304          1,477,406
                       Retainage (Due upon Completion
                        of Contracts)                           467,559            831,150
                                                         --------------      -------------

                          Total                          $    1,718,852      $   2,567,006
                                                         ===============      ============

NOTE 5        PROPERTY AND EQUIPMENT

              The following summarizes the principal components of property and equipment:

                                                            2003                   2002
                                                       --------------       --------------
                       Machinery and Equipment         $    1,173,169       $      954,631
                       Vehicles                               317,823              317,823
                       Office Equipment                       116,348               72,199
                                                       --------------       --------------
                           Total                            1,607,340            1,344,653
                       Less: Accumulated Depreciation         439,553              186,738
                                                       --------------       --------------


                           Total                       $    1,167,787       $    1,157,915
                                                       ==============       ==============

NOTE 5        PROPERTY AND EQUIPMENT (CONTINUED)

              Depreciation expense was $253,670 and $108,404 for the years ending December 31, 2003 and December 31, 2002, respectively.


NOTE 6        INVESTMENT IN JOINT VENTURE

              The Company has a fifty percent interest in a general partnership joint venture formed to act as a subcontractor on a certain mechanical contract. The contract is expected to be complete in the fourth quarter of 2004. Both the partners participate in the contract, which is under the general management of the Company. Summary information on the joint venture as of December 31, 2003 and for the year then ended is as follows:

                    Current Assets                                         $       440,331
                    Less Liabilities, Primarily Trade Accounts Payable             148,738
                                                                           ---------------
                    Net Assets                                             $       291,593
                                                                           ===============

                    Revenue                                                        599,672
                    Net income                                                      41,593

                    Company's Share of Net Income                          $        20,796
                    Advances to Joint Venture                                      125,000
                                                                           ---------------
                    Total Advances and Equity                              $       145,796
                                                                           ===============

              The Company expects to receive payment of the advances it made to the joint venture at the time the joint venture is dissolved. Both the general partners in the joint venture are jointly and severally liable for the obligations of the joint venture. However, the Company does not expect to incur any loss from the obligations of the joint venture.


NOTE 7        OTHER INTANGIBLE ASSETS

              As a result of the  acquisition  that is more fully  described in
              Note 3, the following is a summary of the intangible assets acquired:


                                                         2003                           2002
                                        ----------------------------   ------------------------
                                           Gross                         Gross
                                         Carrying     Accumulated     Carrying     Accumulated
                                          Amount     Amortization       Amount    Amortization
                                          ------     ------------       ------    ------------

              Subject to Amortization:
              Covenant Not to Compete   $ 25,000   $      (6,250)   $   25,000  $      (1,260)
              Customer Contracts          46,548         (38,790)       46,548         (7,758)
                                        --------   --------------   ----------  --------------

            Total                       $ 71,548   $     (45,040)   $   71,548  $      (9,018)
                                        ========   ==============   ==========  ==============


           Amortization expense on the amortizable intangible assets totaled $36,022 and $9,018 in 2003 and 2002, respectively.

NOTE 7        OTHER INTANGIBLE ASSETS (CONTINUED)

                Estimated annual amortization expense
                -------------------------------------

                      Years Ending December 31,                  Amount
                      -------------------------            ------------------
                                 2004                      $           12,758
                                 2005                                   5,000
                                 2006                                   5,000
                                 2007                                   3,750
                                                           ------------------
                                 Total                     $           26,508
                                                           ==================
NOTE 8        GOODWILL

              Changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2002 are as follows:


                                                              2003                  2002
                                                        --------------      --------------
                  Balance, Beginning                    $      380,863      $            -
                  Goodwill Acquired During the Year                  -             380,863
                  Adjustments to Previously Recorded
                    Purchase Price                               4,478                   -
                                                        --------------      --------------

                  Balance, Ending                       $      385,341      $      380,863
                                                        ==============      ==============

              Management determined that goodwill was not impaired as of December 31, 2003 and 2002 and no impairment adjustment was deemed necessary.

NOTE 9        COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

              Information regarding uncompleted contracts as of December 31, 2003 and 2002 is as follows:

                                                              2003              2002
                                                           --------------    -------------
                  Total Amount of Contracts in Process     $   29,637,338    $  26,777,969
                                                           ==============    =============

                  Costs Incurred on Uncompleted Contracts  $   15,054,286    $  16,751,398
                  Estimated Earnings                            4,400,142        1,239,017
                                                           --------------    -------------
                         Total                                 19,454,428       17,990,415
                  Less: Billings to Date                       19,132,093       17,868,857
                                                           --------------    -------------

                                                           $      322,335    $     121,558
                                                           ==============    =============

             Included in the accompanying balance sheet under the following captions:

                                                                    2003            2002
                                                               ------------   ------------
                    Costs and Estimated Earnings in Excess
                     of Billings on Uncompleted Contracts      $    362,745   $    732,300

                    Billings in Excess of Costs and Estimated
                     Earnings on Uncompleted Contracts              (40,410)      (610,742)
                                                               -------------  ------------

                                                               $    322,335   $    121,558
                                                               ============   ============

NOTE 10       DUE TO FORMER OWNER

              Under the terms of the asset purchase agreement dated October 1, 2002, the Company is required to make certain payments to the former owner of the business acquired.

              The Company is required to share with the former owner profits in excess of defined amounts on a certain mechanical contract. As of December 31, 2003, this mechanical contract was substantially complete and management believes that it appears probable that an amount will be paid to the former owner under the terms defined in the asset purchase agreement. Accordingly, as of December 31, 2003, the Company has recorded $236,759 as an amount due to the former owner related to this contingency.

              In addition, the Company is required to repay the former owner for retainage amounts collected by the Company upon completion of certain mechanical contracts defined in the asset purchase agreement. As of December 31, 2003 and 2002, $194,563 and $826,681
              were included in due to former owner related to the retainage amounts payable.

NOTE 11       DEMAND NOTES PAYABLE, BANK

              The Company through its subsidiaries maintains two separate credit facilities both of which are collateralized by substantially all of the Company's assets. The credit facilities also require the Company to maintain certain financial covenants.

              J.M. Ahle Co. has an amended credit facility, which matures on June 30, 2004. The credit facility entitles the subsidiary to borrow an amount which, in the aggregate, shall not exceed the lesser of (i) the Borrowing Base as defined in the Loan Agreement, or (ii) $2,150,000, less the sum of the then unpaid principal amount of all previous advances. As of December 31, 2003 and 2002 borrowings on the line of credit were $862,399 and $1,031,625, respectively. At December 31, 2003, J.M. Ahle had unused and available borrowings of $1,151,560. Amounts borrowed under the credit facility bear interest payable monthly in arrears commencing on September 1, 2003 and on the first day of each month thereafter at a rate of prime plus one quarter percent (.25%). The Company can prepay amounts under the credit facility without penalty or premium but with accrued interest to the date of such prepayment on the amount prepaid.

              Rado Enterprises, Inc. has a credit facility, which matures on June 30, 2004. The credit facility entitles the subsidiary to borrow an amount which, in the aggregate, shall not exceed the lesser of (i) the Borrowing Base as defined in the Loan Agreement, or (ii) $2,000,000, less the sum of the then unpaid principal amount of all previous advances. As of December 31, 2003 and 2002, there were no amounts outstanding and Rado had unused and available borrowings under the credit facility of $1,374,139 at December 31, 2003. Amounts borrowed under the credit facility bear interest payable monthly in arrears commencing on November 1, 2003 and on the first day of each month thereafter at a rate of prime plus one half percent (.50%). The Company can prepay amounts under the credit facility without penalty or premium but with accrued interest to the date of such prepayment on the amount prepaid.

NOTE 12       LONG-TERM DEBT

                                                                                2003                  2002
                                                                           -------------           -----------
              Term loan,  bank,  due  September  2009,  payable in
              equal monthly principal payments plus interest
              (4.5% per annum at December 31, 2003)                        $     383,332           $         -

              Term loan,  bank, due April 1, 2005,  payable per annum
              in monthly installments  with interest at prime plus .5%
              per annum. This loan was repaid in the current year.                     -                58,333

              Term  loan,   bank,   due  October  1,  2007  payable
              in  monthly installments  with interest at prime plus
              1.0% per annum (5.0% per annum at December 31, 2003).              262,500               332,500

              Subordinated  term loan,  payable to the President of
              the Company,              due April 1, 2005, payable in
              annual  installments of $75,000 with interest at prime
              plus .5% per annum (4.5% per annum at December 31, 2003).          150,000               225,000

              Term loan, former owner of business  acquired,
              due April 1, 2004, payable in quarterly installments and
              bears no interest. This loan was repaid in the current year.             -                31,730


              Term loan, bank, due November 1, 2004 payable in monthly
              principal installments of $1,000 with interest at
              4.25% per annum.                                                    10,000                     -

              Term loan to former owner of business acquired
              due September 30, 2004, payable in semi-annual
              installments with interest at 6% per annum.                        100,000               200,000


              Auto loans due December 2005, payable in 36
              equal monthly principal payments. The loans
              bear no interest.                                                   42,137                63,207








NOTE 12       LONG-TERM DEBT (CONTINUED)

                                                                                  2003                    2002
                                                                           -------------           -----------

              Deferred  signing bonus due to former owner of business
              acquired, due in six equal annual payments of $100,000
              beginning  September 30, 2003 through  September  30, 2008, net of discount of $61,640 and $92,400 at  December  31,
              2003 and.  2002. Interest has been imputed at 5% per  annum.
              David  Menard  and his wife  guaranteed $400,000 of the
              $600,000 signing bonus.
                                                                                 438,360               507,600
                                                                           -------------           -----------
                                                                               1,386,329             1,418,370
              Less: current portion                                              437,941               409,828
                                                                           -------------           -----------

                                                                           $     948,388           $ 1,008,542
                                                                           =============           ===========

              Maturities of long-term debt are as follows:

                      Years Ending December 31,                                  Amount
                      -------------------------                        ------------------
                                 2004                                  $          437,941
                                 2005                                             323,441
                                 2006                                             223,072
                                 2007                                             201,472
                                 2008                                             150,432
                               Thereafter                                          49,971
                                                                       ------------------

                                 Total                                 $        1,386,329
                                                                       ==================

              On March 31, 2000, the President of the Company borrowed $300,000 from a bank on substantially the same terms and conditions as exist in connection with the subordinated term loan made by the President to the Company. The Company and subsidiary guarantee the repayment of bank loan to the President.

              Convertible  Debentures
              -----------------------
              During 2002, the Company issued 10% convertible debentures totaling $650,000. The debentures are due in one lump sum payable on September 30, 2007. Interest is payable semi-annually. The debentures are convertible anytime prior to maturity into the Company's common stock, $.001 par value, at a conversion price of $2.00 per common share. If all of the debentures were converted a total of 325,000 common shares would be issued, which the Company has reserved.


NOTE 13       SEGMENT INFORMATION

              The Company operates in two business segments: Construction Materials and Mechanical Contracting. The operating segments are managed separately and maintain separate personnel due to the differing services and products offered by each segment.

              Operating segment information for the years ended December 31, 2003 and 2002 is as follows:



                 Year Ended                   Construction           Mechanical
              December 31, 2003                  Materials           Contracting      Corporate            Total
              -----------------               ---------------    ---------------    ------------   ----------------

              Revenues                        $    10,828,496    $     12,290,472    $          -  $    23,118,968
              Gross Profit                    $     2,135,635    $      1,158,677    $          -  $     3,294,312
              Operating Segment Incom
              from Operations                 $       482,940    $        410,723    $   (120,416) $       773,247

              Total Segment Assets            $     3,646,971    $      3,763,421    $     34,590  $     7,444,982

              Depreciation and
              Amortization Expense            $       111,004    $        178,688    $          -  $       289,692

                 Year Ended                   Construction           Mechanical
              December 31, 2002                  Materials           Contracting       Corporate         Total
              -----------------               ---------------    ---------------     ------------  --------------

              Revenues                        $     11,052,294   $     3,532,657    $          -   $     14,584,951
              Gross profit                    $      2,335,395   $       571,417    $          -   $      2,906,812
               perating segment
              income  from
              operations                      $        606,170   $       150,674    $      1,205   $        758,049

              Total segment assets            $      3,270,858   $     4,997,995    $    185,803   $      8,454,656

              Depreciation and
              amortization expense            $         75,031   $        42,391    $          -   $        117,422


NOTE 14       COMMITMENTS AND CONTINGENCIES

              Legal Matters
              -------------

              As of December 31, 2003 and 2002, the Company was not a party to any pending legal proceedings.

              Profit Participation Agreements
              -------------------------------
              The Company has a profit participation arrangement with a certain employee of a subsidiary based on earnings in excess of graduated targets, as defined, for the twelve months ending September 30, 2003 and September 30, 2004. As of December 31, 2003 earnings, as defined, have not exceeded any of the graduated targets and the Company has not accrued any amounts.

              Other Matters
              -------------
              The Company is negotiating contract change orders and claims with customers in the ordinary course of business. In the opinion of management, it is not possible to determine the outcome of these negotiations and no amounts have been recognized in the financial statements for these matters.

              The Company, as a condition for entering into construction contracts, had outstanding surety bonds of $9,991,800 as of December 31, 2003. The President of the Company has personally guaranteed a maximum of $1,000,000 of the outstanding surety bonds.


NOTE 15       COMMON AND PREFERRED STOCK

              The total number of shares of all classes of stock which the Company has authority to issue is 30,000,000 shares, consisting of (a) 25,000,000 shares of Common Stock, par value $.001 per share, and (b) 5,000,000 shares of Preferred Stock, par value $.001 per share. The preferred stock may be issued in one or more series, and may have special rights and qualifications, limitations, or restrictions as shall be stated in the resolution or resolutions providing for the issue thereof adopted by the Board of Directors of the Company, from time to time.


NOTE 16       INCENTIVE STOCK OPTION PLAN

              In 2000, the Company established an incentive stock option plan (the Plan) and presently has reserved 300,000 shares of the Company's common stock for issuance under the Plan. Options granted pursuant to the Plan and contractual agreements at December 31, 2003 and 2002 were 60,000 and those options were granted to key employees. The exercise price is $.75 per common share, and are exercisable through July 31, 2005. All issuances were granted at the fair market value of the Company's common stock at time of grant.

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

NOTE 16       INCENTIVE STOCK OPTION PLAN (CONTINUED)

  Stock option transactions for employees during 2003 and 2002 are as follows:

                                                                                               Weighted Average
                                                                           Exercise Price          Exercise Price
                                                   Option      Vested          Per Vested            Per Vested
                                                   Shares       Share      Common Share          Common Share
                                                   ------       -----      ------------          ------------

              Balance, January 1, 2002               60,000       60,000         $.75                  $.75
              Granted/vested during the year              0            0
              Expired during the year                     0            0
                                                 ----------   ----------

              Balance, December 31, 2002             60,000       60,000         $.75                  $.75
              Granted/vested during the year              0            0
              Expired during the year                     0            0
                                                 ----------   ----------

              Balance, December 31, 2003             60,000       60,000         $.75                  $.75
                                                     ======       ======

              Information with respect to employee stock options outstanding and employee stock options exercisable at December 31, 2003 is as follows:

                                             Employee Options Outstanding
                                             ----------------------------

                                           Number               Weighted Average
                Exercise              Outstanding                   Remaining             Weighted Average
                  Prices               at 12/31/03              Contractual Life             Exercise Price
                ----------            -------------           --------------------        -------------------

                 $.75                        60,000                   1.58 years                $.75

                                                     Employee Options Exercisable
                          ----------------------------------------------------------------------
                                                         Number
                             Exercise                Outstanding             Weighted Average
                               Prices                 at 12/31/03               Exercise Price

                             $.75                          60,000                  $.75


NOTE 17       EARNINGS PER SHARE

              The consolidated financial statements are presented in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings per share are computed by dividing the net income by the weighted average number of shares issued and outstanding during the period.

              Diluted earnings per share are based on the weighted average number of shares calculated for basic earnings per share purposes increased by (when dilutive) the number of shares that would be outstanding assuming the exercise of certain outstanding stock options or warrants. Stock options to purchase 325,000 shares of the Company's common stock under the convertible debentures and the 60,000 incentive stock options outstanding at December 31, 2003 were not included in the computation of diluted earnings per share because the conversion and exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

NOTE 18       LEASES

              A subsidiary of the Company leases its office, warehouse and shop facilities from a real estate partnership owned by the President of the Company who is the Company's principal shareholder. The lease is for an initial five year term with a five year renewal option, plus an option to purchase the property at fair market value exercisable at any time during the initial five year term. Annual payments under the lease are $120,000 which the Company believes approximates the fair market value lease payments for the property based upon advice from an independent professional real estate appraisal firm. The Company has not guaranteed the debt of the entity owned by the principal shareholder of the Company.

              The Company is committed to various other noncancelable operating leases with remaining terms generally from two to five years.

              The minimum commitments under noncancelable leases are:

                       Years Ending           Third Party       Related Party
                        December 31             Amount             Amount               Total
                    ------------------     ---------------     ---------------    ----------------

                          2004             $        47,436     $       120,000    $        167,436
                          2005                      47,436             120,000             167,436
                          2006                      15,812             120,000             135,812
                          2007                           -              90,000              90,000
                                           ---------------     ---------------    ----------------

                          Total            $       110,684     $       450,000    $        560,684
                                           ===============     ===============    ================

              Total rent  expense was  $173,351  and $78,131 for the years ended
              December 31, 2003 and 2002, respectively, including related party expense of $120,000 and $30,000 for the years ended December 31, 2003 and 2002, respectively.

NOTE 19       RETIREMENT PLANS

              The Company's sponsored retirement plans include a 401(k), a defined contribution money purchase plan and a discretionary retirement savings plan. Union employees are covered by various union multiemployer sponsored retirement plans. Vested benefits vary in accordance with years of credited service.

              Expense related to the above referenced plans for the years ended
              December   31,  2003  and  2002  was   $146,842   and   $259,768,
              respectively.

NOTE 20       INCOME TAX PROVISION

              The income tax provision consisted of the following:

                                                              2003                    2002
                                                  ------------------      ------------------
                           Current:
                               Federal            $          128,000      $          170,000
                               State                          48,000                  53,000
                                                  ------------------      ------------------
                                                             176,000                 223,000
                                                  ------------------      ------------------
                           Deferred:
                               Federal                        74,000                  44,000
                               State                          18,000                   8,000
                                                  ------------------      ------------------
                                                              92,000                  52,000
                                                  ------------------      ------------------

                                                  $          268,000      $          275,000
                                                  ==================      ==================

               Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities are approximately as follows:

                                                                      2003              2002
                                                               --------------      ------------
                           Gross deferred tax liabilities:
                               Depreciation                    $      159,000      $     67,000
                                                               ==============      ============

              A reconciliation of income taxes computed at the United States federal statutory income tax rate of 34% to the provision for income taxes reflected in the Consolidated Statements of Income for the years ended December 31, 2003 and 2002 is as follows:

                                                                     2003                    2002
                                                              ------------------      ------------------

                      U.S. Federal income tax at
                       Federal statutory rate                 $          220,000      $          227,000

                      State and local income taxes, net
                       of Federal income tax benefit                      43,000                  44,000
                      Other                                                5,000                   4,000
                                                              ------------------      ------------------

                                                              $          268,000      $          275,000
                                                              ==================      ==================

NOTE 21       FINANCIAL INSTRUMENTS


              Concentration of Credit Risk
              ----------------------------

              Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and cash equivalents and accounts receivables.

              ----------------------------------------

               The Company has concentrated its credit risk for cash and cash equivalents by maintaining substantially all of its depository accounts in a single financial institution. Accounts in the bank are guaranteed by the Federal Depository Insurance Corporation
               (FDIC) up to $100,000. At various times throughout the year the Company had cash balances that exceeded FDIC limit. The financial institution has a strong credit rating, and management believes that the credit risk is minimal.

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

               The Company is exposed to credit loss in the event of nonperformance by its subcontractors. At December 31, 2003, management was not aware of any significant nonperforming subcontractors.

               Fair Value of Financial Instruments
               -----------------------------------
               The following disclosure of the estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

               Cash and cash equivalents, trade accounts receivable, contract accounts receivable and accounts payable approximate their fair values due to the short maturity of these instruments.

               The line of credit, which has a variable interest rate, and term loans approximate fair value based on their redemption value.

               The fair value of the deferred signing bonus due to the former owner of the business acquired is estimated based on discounting the future payments using an interest rate which was the current interest rate for similar loans at the date of inception of this payable.

NOTE 22        SIGNIFICANT VENDORS

               For the year ended December 31, 2003, the Company had two vendors who accounted for approximately 25% of total purchases. Accounts payable related to these vendors at December 31, 2003, amounted to 14% of total accounts payable.

               For the year ended December 31, 2002, the Company had three vendors who accounted for approximately 56% of total purchases. Accounts payable related to these vendors at December 31, 2002 amounted to 54% of total accounts payables.


NOTE 23       RELATED PARTY TRANSACTIONS

              As described in Note 18 of the consolidated financial statements, the Company has entered into a lease agreement with a real estate partnership owened by the President of the Company who is the principal shareholder.

              The Company has an informal management agreement with an entity in which the majority shareholder has a material interest. Management fees were $0 and $75,000 for the years ended December 31, 2003 and 2002, respectively. Amounts owed to this entity were $0 and $11,288 for the years ended December 31, 2003 and 2002, respectively.


NOTE 24       SUBSEQUENT EVENT

              On April 13, 2004, the Company acquired all of the operating assets of a fabricator and distributor of reinforcing, structural and miscellaneous steel sold to contractors, metalworking firms and end users. The purchase price was approximately $640,000 payable in cash and notes.