Form 10QSB
period 2004-03-31
MORO CORP
filed 2004-05-10
CIK 940800

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


                      For the Quarter Ended March 31, 2004
                          Commission File No. 000-26828


                     --------------------------------------


                                MORO CORPORATION
             (Exact name of registrant as specified in its charter)


                     --------------------------------------


           Delaware                                 51-0338736
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    Incorporation or organization)


                                    The Woods
                      994 Old Eagle School Road, Suite 1000
                                 Wayne, PA 19087
               (Address of principal executive offices) (zip code)

                                 (484) 367-0300
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

       As of April 30, 2004, 6,250,000 shares of common stock were outstanding.

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

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of March 31, 2004
         and December 31, 2003                                               1-2

         Consolidated Statements of Income for the Three Months
         Ended March 31, 2004 and 2003                                         3

         Consolidated Statements of Cash Flows for the Three Months
         Ended March 31, 2004 and 2003                                         4

         Notes to Consolidated Financial Statements                          5-8


ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                9-12

ITEM 3   CONTROLS AND PROCEDURES                                              12

                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM 1.  LEGAL PROCEEDINGS                                                    13

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                            13

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                      13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  13

ITEM 5.  OTHER INFORMATION                                                    13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     13

         SIGNATURES                                                           14

         CERTIFICATIONS                                                    15-16

                                MORO CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2004 AND DECEMBER 31, 2003



                                                  March 31,
                                                   2004             December 31,
                                                (Unaudited)            2003
                                               -------------       -------------
                    ASSETS

CURRENT ASSETS
 Cash and Cash Equivalents .................... $    205,880       $     436,756
 Trade Accounts Receivable, Net ...............    2,488,285           2,413,597
 Accounts Receivable on Contracts
  (Including Retentions) ......................    1,727,560           1,718,852
 Inventory ....................................      898,383             708,046
 Costs and Estimated Earnings in Excess
  of Billings on Uncompleted Contracts ........      278,976             362,745
 Investment in Joint Venture ..................      203,796             145,796
 Prepaid Income Taxes .........................        5,419              40,013
 Other Current Assets .........................       81,395              31,823
                                               -------------       -------------
        Total Current Assets .................     5,889,694           5,857,628

PROPERTY AND EQUIPMENT, NET ..................     1,241,622           1,167,787

OTHER INTANGIBLE ASSETS, NET .................        17,500              26,508

OTHER ASSETS .................................        87,518               7,718

GOODWILL .....................................       385,341             385,341
                                               -------------       -------------

        Total Assets ......................... $   7,621,675       $   7,444,982
                                               =============       =============









See accompanying Notes to Consolidated Financial Statements
                                      (1)

                                MORO CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2004 AND DECEMBER 31, 2003


                                                  March 31,
                                                   2004             December 31,
                                                (Unaudited)            2003
                                               -------------        ------------

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Line of Credit ................................$  1,051,699       $     862,399
 Current Portion of Long-Term Debt .............     434,941             437,941
 Trade Accounts Payable ........................   1,368,330           1,405,901
 Due to Former Owner ...........................     365,717             431,322
 Accrued Expenses ..............................     194,226             222,864
 Billings in Excess of Costs and Estimated
  Earnings on Uncompleted Contracts ............     250,119              40,410
                                                -------------      -------------
        Total Current Liabilities .............    3,665,032           3,400,837

LONG-TERM LIABILITIES
 Long-Term Debt ................................     783,809             948,388
 Convertible Debentures ........................     650,000             650,000
 Deferred Tax Liability ........................     164,000             159,000
                                               -------------       -------------
        Total Long-Term Liabilities ...........    1,597,809           1,757,388

STOCKHOLDERS' EQUITY
 Preferred Stock, $.001 Par Value, Authorized
  5,000,000 Shares; None Issued or Outstanding
  at March 31, 2004 and December 31, 2003 ......           -                   -
 Common Stock, $.001 Par Value, Authorized
  25,000,000 Shares; Issued and Outstanding
  6,250,000 Shares at March 31, 2004 and
  December 31, 2003 ............................       6,250               6,250
 Additional Paid-In Capital ....................     793,325             793,325
 Retained Earnings .............................   1,559,259           1,487,182
                                               -------------       -------------
   Total Stockholders' Equity .................    2,358,834           2,286,757
                                               -------------       -------------

   Total Liabilities and Stockholders' Equity .$   7,621,675       $   7,444,982
                                               =============       =============




See accompanying Notes to Consolidated Financial Statements

                                      (2)



                                MORO CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)



                                                  For the Three Months Ended March 31,
                                                       2004                 2003
                                                  -------------         -------------

REVENUES
   Construction Materials Sales, Net ...........  $   3,427,666         $   1,428,711
   Mechanical Contracts Revenue Earned .........      1,785,015             3,287,990
                                                  -------------         -------------
              Total Revenues ...................      5,212,681             4,716,701
COST OF REVENUES
   Cost of Goods Sold ..........................      2,607,214             1,123,525
   Cost of Construction Contract Revenue .......      1,834,827             2,927,138
                                                  -------------         -------------
              Total Cost of Revenues ...........      4,442,041             4,050,663

GROSS PROFIT ...................................        770,640               666,038

OPERATING EXPENSES
   Selling, General and Administrative Expenses         670,512               671,827
                                                  -------------         -------------

OPERATING INCOME (LOSS) ........................        100,128                (5,789)

OTHER INCOME (EXPENSE)
   Other .......................................          2,805                 4,412
Interest Income ................................            404                 1,542
Interest Expense ...............................        (43,560)              (39,299)
Equity in Earnings of Joint Venture ............         58,000                     -
                                                  -------------         -------------

INCOME (LOSS) BEFORE INCOME TAXES ..............        117,777               (39,134)

PROVISION (BENEFIT) FOR INCOME TAXES ...........         45,700               (11,342)
                                                  -------------         -------------

NET INCOME (LOSS) $ ............................  $      72,077         $     (27,792)
                                                  -------------         -------------

EARNINGS PER SHARE - BASIC AND DILUTED .........  $        0.01         $          -
                                                  =============         =============

WEIGHED AVERAGE SHARES OUTSTANDING -
 BASIC AND DILUTED .............................      6,250,000             6,250,000
                                                  =============         =============






See accompanying Notes to Consolidated Financial Statements

                                       (3)

                                MORO CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)



                                                               For the Three Months Ended March 31,
                                                                   2004                     2003
                                                               -------------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (Loss) .......................................   $      72,077          $     (27,792)
   Adjustments to Reconcile Net Income (Loss) to
    Net Cash Provided by (Used in) Operating Activities:
     Amortization ..........................................           9,008                  8,885
     Depreciation ..........................................          69,420                 58,168
     Equity in Earnings of Joint Venture ...................         (58,000)                   --
     Deferred Income Taxes .................................           5,000                 13,000
   Changes in Assets and Liabilities, Net of Acquisitions:
     Trade Accounts Receivable .............................         (74,688)               572,849
     Contract Accounts Receivable ..........................          (8,708)                17,630
     Inventory .............................................        (190,337)               (81,565)
     Costs in Excess of Billings ...........................          83,769                418,437
     Prepaid Income Taxes ..................................          34,594               (225,342)
     Other Current Assets ..................................         (49,572)               (26,953)
     Other Assets ..........................................         (79,800)                (1,500)
     Trade Accounts Payable ................................         (37,571)               315,804
     Due to Former Owner ...................................         (65,605)               (38,207)
     Accrued Expenses ......................................         (28,638)              (251,886)
     Billings in Excess of Costs ...........................         209,709               (458,876)
                                                               -------------          -------------
        Net Cash (Used in) Provided by Operating Activities         (109,342)               292,652

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of Property and Equipment ......................        (143,255)               (46,242)
   Business Acquisition Costs ..............................               -                 (4,478)
                                                               -------------          -------------
        Net Cash Used in Investing Activities ..............        (143,255)               (50,720)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds of Line of Credit ..............................         357,300                648,600
   Repayments of Line of Credit ............................        (168,000)              (915,000)
   Proceeds of Notes Payable ...............................               -                 20,000
   Principal Payments of Notes Payable .....................        (167,579)              (164,798)
                                                               -------------          -------------
         Net Cash Provided by (Used in) Financing Activities          21,721               (411,198)
                                                               -------------          -------------

NET DECREASE IN CASH .......................................        (230,876)              (169,266)

CASH - BEGINNING ...........................................         436,756                976,239
                                                               -------------          -------------

CASH - ENDING ..............................................   $     205,880          $     806,973
                                                               =============           ============

SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION
   Cash Paid for Interest ..................................   $      26,659          $      28,844
                                                               =============          =============
   Cash Paid for Taxes .....................................   $       9,000          $     200,000
                                                               =============           ============

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

NOTE 2  FINANCIAL STATEMENTS AND BASIS OF PRESENTATION

        Basis of Presentation and Principles of Consolidation
        -----------------------------------------------------
        The accompanying consolidated financial statements include the accounts of the Company and the Company's wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

        The financial statements as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

        The interim financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2003 and the notes thereto, included in the Company's report on Form 10-K for the year ended December 31, 2003.

        Risks, Uncertainties and Management Estimates
        ---------------------------------------------
        The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2004.

        The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Interim Financial Reporting
        ---------------------------
        For interim financial reporting purposes, costs and expenses are accounted for in accordance with Accounting Principles Board Opinion No. 28 ("APB 28").

NOTE 3  EARNINGS PER SHARE

        Basic earnings per share amounts are computed based on net income divided by the weighted average number of shares actually issued and outstanding.



                                       (5)

                                MORO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 3  EARNINGS PER SHARE (CONTINUED)

        Diluted earnings per share amounts for the three months ended March 31, 2004 and 2003 are based on the weighted average number of shares calculated for basic earnings per share purposes increased by (when dilutive) the number of shares that would be outstanding assuming the exercise of certain outstanding stock options or warrants. Outstanding options to purchase 385,000 of common shares in 2004 and 2003 were not included in the computation of diluted earnings per share because their per share exercise price was greater than the average per share market price of the Company's common shares.

        Stock-Based Compensation
        ------------------------
        The Company adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." At March 31, 2004 and 2003, the Company had one stock-based employee compensation plan. The Company accounts for this plan under the intrinsic value recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.

        If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS 123, net income and diluted income per common share would have been reduced to the pro forma amount as follows:

                                                               Three Months Ended
                                                            -------------------------
                                                            March 31,       March 31,
                                                              2004            2003
                                                           ----------      ----------

           Net income (loss), as reported                  $   72,077      $  (27,792)
                                                           ----------      ----------
           Deduct: Total stock-based employee
            compensation expense determined under
            fair value based method for all awards, net
            of tax effects                                          -               -
                                                           ----------      ----------

           Pro-forma net income (loss)                     $   72,077      $  (27,792)
                                                           ==========      ==========
           Earnings per share:
                Basic and diluted - as reported            $      .01      $        -
                                                           ==========      ==========
                Basic and diluted - pro-forma              $      .01      $        -
                                                           ==========      ==========


NOTE 4  DEMAND NOTES PAYABLE, BANK

        The Company through its subsidiaries maintains credit facilities totaling $4,150,000, which are collateralized by the Company's assets. The credit facilities require the Company to maintain certain financial covenants, which the Company was in compliance with at March 31, 2004. These facilities expire on June 30, 2004.


                                       (6)

                                MORO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 5  SEGMENT INFORMATION

        The Company operates in two business segments: Construction Materials and Mechanical Contracting. The operating segments are managed separately and maintain separate personnel due to the differing services and products offered by each segment.

        Operating segment information (unaudited) for the three months ended March 31, 2004 and 2003 is as follows:

         Three Months Ended    Construction     Mechanical
           March 31, 2004       Materials       Contracting      Corporate          Total
        ---------------------  ------------    --------------   ------------    -----------

        Revenues               $  3,427,666    $   1,785,015    $         -    $  5,212,681

        Gross profit           $    820,452    $     (49,812)   $         -    $    770,640
        Operating segment
         income (loss) from
         operations            $    354,901    $    (215,481)   $   (39,292)   $    100,128

        Total segment assets   $  3,894,287    $   3,694,932    $    32,456    $  7,621,675

        Depreciation and
         amortization expense  $     31,986    $      46,442    $         -    $     78,428


         Three Months Ended    Construction      Mechanical
            March 31, 2003      Materials        Contracting      Crporate          Total
        ---------------------  ------------    --------------   ------------    -----------

        Revenues               $  1,428,711   $   3,287,990    $         -     $  4,716,701
        Gross profit           $    305,186   $     360,852    $         -     $    666,038
        Operating segment
         income (loss) from
         operations            $    (62,061)  $      69,562    $   (13,290)    $     (5,789)

        Total segment assets   $  2,859,331   $   4,489,955    $   121,933     $  7,471,219

        Depreciation and
         amortization expense  $     23,513   $      43,540    $         -     $     67,053

NOTE 6  COMMITMENTS AND CONTINGENCIES

        Rado Acquisition Earnings Contingency
        -------------------------------------
        The Company is required to pay to a former owner of an acquired business, additional excess profits, as defined in the Asset Purchase Agreement, related to a certain customer contract. The mechanical contract is substantially complete and it appears probable an amount will be paid in accordance with the terms above; therefore, the Company has accrued expense of $172,393 as of March 31, 2004, related to this matter.

                                       (7)

                                MORO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 7  SUBSEQUENT EVENT

        On April 13, 2004, the Company acquired all of the operating assets of a fabricator and distributor of reinforcing, structural and miscellaneous steel sold to contractors, metalworking firms and end users. The purchase price was approximately $640,000 payable in cash and notes.

NOTE 8  RELATED PARTY TRANSACTION

        During April 2004, the principal shareholder of the Company purchased, through an entity owned by such principal shareholder, the office, warehouse and shop facilities used by a subsidiary of the Company. The purchase was made in connection with the purchase of assets of the company operating the facility. The subsidiary has entered into a new lease agreement with an initial five year term of $45,000 per year plus three five year options that extend through April 2019. The Company's management set the lease rate at the fair market value based on the advice from an independent professional real estate appraisal firm.










                                      (8)

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




                                       (9)

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

Results of Operations
Percentage of total revenues for key revenue and expenditures for the three months ended March 31, 2004 and 2003 are as follows:

                                               Three Months     Three Months
                                                   Ended            Ended
                                                 March 31,        March 31,
                                                   2004             2003
                                               -------------    -------------

   Construction Materials Sales                        65.8%            30.3%
   Mechanical Contracting Sales                        34.2%            69.7%
                                               -------------    -------------
         Total                                        100.0%           100.0%
                                               -------------    -------------

   Cost of Goods Sold                                  50.0%            23.8%
   Cost of Construction Contract Revenue               35.2%            62.1%
                                               -------------    -------------
         Total                                         85.2%            85.9%
                                               -------------    -------------

   Gross Profit                                        14.8%            14.1%

   Operating Expenses                                  12.9%            14.2%
                                               -------------    -------------

   Operating Income (Loss)                              1.9%            -0.1%
   Interest and Other Expenses, Net                     0.4%            -0.7%
                                               -------------    -------------
   Income Before Income Taxes                           2.3%            -0.8%
   Income Tax                                           0.9%            -0.2%
                                               -------------    -------------

   Net Income                                           1.4%            -0.6%
                                               =============    =============



                                      (10)

Three Months Ended March 31, 2004

Total revenues for the three months ended March 31, 2004 were $5,212,681 compared with $4,716,701 for the same period a year ago, an increase of $495,980 or 10.5%. The revenue increase attributable to revenues from the Construction Materials division which were $3,427,666 for the three months ended March 31, 2004 compared with $1,428,711 for the three months ended March 31, 2003. This increase was attributable to strong demand for the division's products accompanied by higher unit selling prices. This increase was offset by a revenue decrease in the Mechanical Contracting division which were $1,785,015 for the three months ended March 31, 2004 compared with $3,287,990 for the three months ended March 31, 2003. The decrease in the Mechanical Contracting division is attributed to customers delaying projects. These delays are expected to be compensated for by higher billings later this year.

The cost of revenues for the three months ended March 31, 2004 increased by $391,378, which is primarily due to the increase in costs totaling $1,483,689 for the Construction Material division, which, as noted above, experienced a significant increase in revenue offset by decreased costs in the Mechanical Contracting division of $1,092,311 for the same period.

The gross profit margin for the three months ended March 31, 2004 was 14.8% compared with 14.1% for the same period a year ago, an increase of .7 percentage points. The gross profit margin for the Construction Materials division increased by 3 percentage points and the balance was due to a lower gross margin realized by the Mechanical Contracting division.

Selling, general and administrative expenses for the three months ended March 31, 2004 decreased by $1,315, compared to the three months ended March 31, 2003.

Net income for the three months ended March 31, 2004 was $72,077 compared with a net loss of $27,792 for the same period a year ago. The increase was attributable to improved performance for the Construction Materials division (higher sales and higher profit margins due to higher unit selling prices) partially offset by all or a portion of the loss for the Mechanical Contracting division during the first quarter 2004 versus profit a year ago. Potential recoveries from the "loss of productivity claims," expected to be made by the Company should, if realized, offset losses incurred. Historically, the Company has had a high realization rate for such claims.

Financial Condition

Total assets slightly increased to $7,621,675 at March 31, 2004 compared to $7,444,982 at March 31, 2003. Trade accounts receivable totaled $2,488,285 at March 31, 2004 compared to $2,413,597 at March 31, 2003. Accounts receivable on contracts totaled $1,727,560 at March 31, 2004 compared to $1,718,852 at March 31, 2003.

Liquidity and Capital Resources

For the three months ended March 31, 2004, there was a net decrease of cash of $230,876. Cash flows provided by financing activities of $21,721 were offset primarily by cash flows used in operating activities of $109,342 and capital expenditures of $143,225.

As of March 31, 2004, cash on hand was $205,880 and working capital was $2,224,662. The Company believes that its financial resources are adequate to fund the current level of operations. Except for the subsequent event described in Note 7, the Company does not expect to purchase or sell any significant property and equipment during the next twelve months.


                                      (11)

The Company through its subsidiaries maintains line of credit facilities totaling $4,150,000, which are collateralized by the Company's assets. The credit facilities require the Company to maintain certain financial covenants, which the Company was in compliance with at March 31, 2004. At March 31, 2004, the borrowings under the line of credit were $1,051,699 and the availability of additional borrowings was $2,442,000.


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






                                      (12)

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

        At March 31, 2004, there were no legal proceedings against the Company.

Item 2. Changes in Securities and Use of Proceeds

        None

Item 3. Default Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits

        (a)  Exhibits

             10.19 Asset Purchase Agreement dated March 23, 2004 between J.M. Ahle Co., Inc., Car-Bon, Inc. and Burton F. Abel.

             10.20 Fifth Amendment to Loan and Security Agreement dated April 12, 2004 by and among Sovereign Bank, David W. and Jacqueline Menard, and Moro Corporation.

             10.21 $120,000 Equipment Term Note dated April 12, 2004 by J.M. Ahle Co., Inc. in favor of Sovereign Bank as payee.

             10.22 Lease Agreement between JAD Associates, LLC and J.M. Ahle Co., Inc. dated April 12, 2004.

             31 Statement of Chief Executive and Chief Financial Officer (filed herewith).

             32      Certification   pursuant   to  18  U.S.C.   Section   1350,
                     as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b) Reports on Form 8-K - None.





                                      (13)

                                   SIGNATURES

In accordance with the requirement of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized


                                        MORO CORPORATION

Date:  May 10, 2004                       By:  /s/ David W. Menard
                                          ----------------------------

                                          David W. Menard
                                          Chief Executive Officer
                                           and Chief Financial Officer




                                      (14)