Form 10QSB
period 2004-06-30
MORO CORP
filed 2004-08-13
CIK 940800

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


                       For the Quarter Ended June 30, 2004
                          Commission File No. 000-26828


--------------------------------------------------------------------------------


                                MORO CORPORATION
             (Exact name of registrant as specified in its charter)


--------------------------------------------------------------------------------


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
                           YES    X      NO
                              ---------    ----------

    As of August 3, 2004, 6,250,000 shares of common stock were outstanding.

         Transitional Small Business Disclosure Format (check one)

                           YES           NO     X
                              ---------    ----------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                MORO CORPORATION

                                      INDEX

Number                                                                   Page(s)
------                                                                   -------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of June 30, 2004
          and December 31, 2003                                            1-2

         Consolidated Statements of Income for the Six Months
          Ended June 30, 2004 and 2003                                       3

         Consolidated Statements of Income for the Three Months
          Ended June 30, 2004 and 2003                                       4

         Consolidated Statements of Cash Flows for the Six Months
          Ended June 30, 2004 and 2003                                     5-6

         Notes to Consolidated Financial Statements                       7-11


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                            12-16

ITEM 3.  CONTROLS AND PROCEDURES                                            16

                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM 1.  LEGAL PROCEEDINGS                                                  17

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                          17

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                    17

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                17

ITEM 5.  OTHER INFORMATION                                                  17

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                 17

           SIGNATURES                                                       18

           CERTIFICATIONS                                                19-20



           See accompanying Notes to Consolidated Financial Statements

                                MORO CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2004 AND DECEMBER 31, 2003



                                                             June 30,
                                                               2004      December 31,
                                                           (Unaudited)       2003
                                                           -----------   -----------

                              ASSETS

CURRENT ASSETS

Cash and Cash Equivalents ..............................   $   229,117   $   436,756
Trade Accounts Receivable, Net .........................     3,416,267     2,413,597
Accounts Receivable on Contracts
 (Including Retentions) ................................     1,969,961     1,718,852
Inventory ..............................................     1,526,828       708,046
Costs and Estimated Earnings in Excess
 of Billings on Uncompleted Contracts                          396,695       362,745
Investment in Joint Venture ............................       246,035       145,796
Prepaid Income Taxes ...................................            --        40,013
Prepaid Materials ......................................       533,275            --
Other Current Assets ...................................       101,452        31,823
                                                           -----------   -----------
              Total Current Assets .....................     8,419,630     5,857,628

PROPERTY AND EQUIPMENT, NET ............................     1,375,157     1,167,787

OTHER INTANGIBLE ASSETS, NET ...........................        30,500        26,508

OTHER ASSETS ...........................................         5,893         7,718

GOODWILL ...............................................       625,348       385,341
                                                           -----------   -----------

              Total Assets .............................   $10,456,528   $ 7,444,982
                                                           ===========   ===========




           See accompanying Note to Consolidated Financial Statements

                                MORO CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2004 AND DECEMBER 31, 2003

                                                            June 30,
                                                              2004       December 31,
                                                           (Unaudited)       2003
                                                           -----------   -----------

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Line of Credit .........................................   $ 1,982,876   $   862,399
Current Portion of Long-Term Debt ......................       467,698       437,941
Trade Accounts Payable .................................     2,250,534     1,405,901
Due to Former Owners ...................................       276,524       431,322
Accrued Expenses .......................................       352,502       222,864
Income Taxes Payable ...................................       291,481            --
Billings in Excess of Costs and Estimated
  Earnings on Uncompleted Contracts ....................        60,370        40,410
                                                           -----------   -----------
              Total Current Liabilities ................     5,681,985     3,400,837

LONG-TERM LIABILITIES
Long-Term Debt .........................................     1,151,739       948,388
Convertible Debentures .................................       650,000       650,000
Deferred Tax Liability .................................       168,500       159,000
                                                           -----------   -----------
              Total Long-Term Liabilities ..............     1,970,239     1,757,388

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 Par Value, Authorized
 5,000,000 Shares; None Issued or Outstanding
 at June 30, 2004 and December 31, 2003 ................            --            --
Common Stock, $.001 Par Value, Authorized
 25,000,000 Shares; Issued and Outstanding
 6,250,000 Shares at June, 2004 and
 December 31, 2003 .....................................         6,250         6,250
Additional Paid-In Capital .............................       793,325       793,325
Retained Earnings ......................................     2,004,729     1,487,182
                                                           -----------   -----------
              Total Stockholders' Equity ...............     2,804,304     2,286,757
                                                           -----------   -----------

              Total Liabilities and Stockholders' Equity   $10,456,528   $ 7,444,982
                                                           ===========   ===========








           See accompanying Note to Consolidated Financial Statements

                                MORO CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)



                                             For the Six Months Ended June, 30
                                                     2004            2003
                                                ------------    ------------
REVENUES

   Construction Materials Sales, Net .......   $  8,281,082     $  4,579,384
   Mechanical Contracts Revenue Earned .....      4,844,020        6,519,645
                                               ------------     ------------
              Total Revenues ...............     13,125,102       11,099,029

COST OF REVENUES
   Cost of Goods Sold ......................      6,043,357        3,707,474
   Cost of Construction Contract Revenue ...      4,483,894        5,928,353
                                               ------------     ------------
              Total Cost of Revenues .......     10,527,251        9,635,827

GROSS PROFIT ...............................      2,597,851        1,463,202

OPERATING EXPENSES
   Selling, General and Administrative Expenses   1,756,235        1,233,724

                                               ------------     ------------
OPERATING INCOME ...........................        841,616          229,478

OTHER INCOME (EXPENSE)
   Other ...................................         21,763           12,066
   Interest Income .........................            680            2,250
   Interest Expense ........................        (87,651)         (71,582)
   Equity in Earnings of Joint Venture .....        100,239               --
                                               ------------     ------------
INCOME BEFORE INCOME TAXES .................        876,647          172,212

PROVISION FOR INCOME TAXES .................        359,100           70,000
                                               ------------     ------------

NET INCOME .................................   $    517,547     $    102,212
                                               ============     ============

EARNINGS PER SHARE - BASIC AND DILUTED .....   $       0.08     $       0.02
                                               ============     ============

WEIGHED AVERAGE SHARES OUTSTANDING -
 BASIC AND DILUTED .........................      6,250,000        6,250,000
                                               ============     ============







           See accompanying Note to Consolidated Financial Statements

                                MORO CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)


                                           For the Three Months Ended June, 30
                                                    2004            2003
                                               ------------     ------------

REVENUES
   Construction Materials Sales, Net........   $  4,853,416     $  3,150,673
   Mechanical Contracts Revenue Earned......      3,059,005        3,231,655
                                               ------------     ------------
              Total Revenues................      7,912,421        6,382,328

COST OF REVENUES
   Cost of Goods Sold.......................      3,436,143        2,583,949
   Cost of Construction Contract Revenue....      2,649,067        3,001,215
                                               ------------     ------------
              Total Cost of Revenues........      6,085,210        5,585,164

GROSS PROFIT................................      1,827,211          797,164

OPERATING EXPENSES
   Selling, General and Administrative
     Expenses...............................      1,085,723          561,897
                                               ------------     ------------

OPERATING INCOME............................        741,488          235,267

OTHER INCOME (EXPENSE)
   Other....................................         18,958            7,654
   Interest Income..........................            276              708
   Interest Expense.........................        (44,091)         (32,283)
   Equity in Earnings of Joint Venture......         42,239                -
                                               ------------     ------------

INCOME BEFORE INCOME TAXES..................        758,870          211,346

PROVISION FOR INCOME TAXES..................        313,400           81,342
                                               ------------     ------------

NET INCOME..................................   $    445,470     $    130,004
                                               ============     ============

EARNINGS PER SHARE - BASIC AND DILUTED......   $       0.07             0.02
                                               ============     ============

WEIGHED AVERAGE SHARES OUTSTANDING -
 BASIC AND DILUTED..........................      6,250,000        6,250,000
                                               ============     ============






           See accompanying Note to Consolidated Financial Statements

                                MORO CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)


                                                                  For the Six Months Ended June 30,
                                                                       2004                2003
                                                                  ------------        ------------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net Income.................................................    $    517,547        $    102,212
   Adjustments to Reconcile Net Income to
    Net Cash (Used in)  Provided by Operating Activities:
     Amortization.............................................          11,008              18,006
     Depreciation.............................................         150,727             121,652
     Equity in Earnings of Joint Venture......................        (100,239)                  -
     Deferred Income Taxes....................................           9,500              27,100
   Changes in Assets and Liabilities, Net of Acquisitions:
     Trade Accounts Receivable................................        (544,613)           (405,956)
     Contract Accounts Receivable.............................        (251,109)           (115,942)
     Inventory................................................        (542,975)           (210,504)
     Costs in Excess of Billings..............................         (33,950)            376,520
     Prepaid Income Taxes.....................................          40,013             (30,597)
     Prepaid Materials........................................        (533,275)                  -
     Other Current Assets.....................................         (69,629)            (34,768)
     Other Assets.............................................           1,825              (1,875)
     Trade Accounts Payable...................................         374,895           1,342,383
     Due to Former Owners.....................................        (154,798)           (137,065)
     Accrued Expenses.........................................         114,562            (215,081)
     Income Taxes Payable.....................................         291,481            (124,282)
     Billings in Excess of Costs..............................          19,960            (277,786)
                                                                  -------------       -------------
         Net Cash (Used in) Provided by Operating Activities          (699,070)            434,017

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of Property and Equipment.........................        (207,097)           (125,064)
   Acquisition of Business, Net of Cash Acquired..............        (655,057)             (4,478)
                                                                  --------------      -------------
         Net Cash Used in Investing Activities................        (862,154)           (129,542)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds of Line of Credit.................................       2,857,477             732,700
   Repayments of Line of Credit...............................      (1,737,000)           (915,000)
   Proceeds of Notes Payable..................................         435,488              20,000
   Principal Payments of Notes Payable........................        (202,380)           (202,583)
                                                                  -------------       -------------
         Net Cash Provided by (Used in) Financing Activities..       1,353,585            (364,883)
                                                                  -------------       -------------

NET DECREASE IN CASH..........................................        (207,639)            (60,408)

CASH - BEGINNING..............................................         436,756             976,239
                                                                  -------------       -------------

CASH - ENDING.................................................    $    229,117        $    915,831
                                                                  ============        ============


           See accompanying Note to Consolidated Financial Statements

SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION
   Cash Paid for Interest.....................................    $     52,050        $     41,110
                                                                  ============        ============
   Cash Paid for Taxes........................................    $      9,000        $    200,000
                                                                  ============        ============


SUPPLEMENTAL SCHEDULE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES

   Acquisition of Whaling City Iron Assets and Liabilities:

    Cash purchase price.......................................    $    245,000
    Long-term debt incurred...................................         335,000
    Other liabilities incurred................................          75,057
                                                                  ------------

        Total purchase price..................................    $    655,057
                                                                  ============

    Working capital acquired..................................         249,050
    Fair value of property and
     equipment acquired.......................................         151,000
    Covenant not to compete acquired                                    15,000
    Goodwill acquired.........................................         240,007
                                                                  ------------

        Total purchase price                                      $    655,057
                                                                  ============

           See accompanying Note to Consolidated Financial Statements
                                       6

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

NOTE 2    FINANCIAL STATEMENTS AND BASIS OF PRESENTATION

          Basis of Presentation and Principles of Consolidation
          The accompanying consolidated financial statements include the accounts of the Company and the Company's wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

          The financial statements as of June 30, 2004 and for the six months ended June 30, 2004 and 2003 are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

          The interim financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2003 and the notes thereto, included in the Company's report on Form 10-K for the year ended December 31, 2003.

          Risks, Uncertainties and Management Estimates
          The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2004.

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

          Interim Financial Reporting
          For interim financial reporting purposes, costs and expenses are accounted for in accordance with Accounting Principles Board Opinion No. 28 ("APB 28").

          See accompanying Notes to Consolidated Financial Statements

NOTE 3    ACQUISITION

          Effective April 12, 2004, the Company purchased substantially all of the operating assets and assumed certain liabilities of Whaling City Iron Co. Whaling is a distributor of reinforcing, structural and miscellaneous steel sold to contractors, end users and metalworking firms located in the greater Boston, MA and Providence, RI areas.

          The aggregate purchase price was $655,057. The Company funded the acquisition through (1) available cash resources of $245,000, (2) issuance of a bank note of $120,000 payable in seventy-two (72) equal monthly installments plus interest at the bank's Prime rate plus one-quarter percent (.25%), (3) issuance of a $200,000 5% subordinated note with principal payable in five (5) equal annual amounts of $40,000, (4) a covenant-not-to-compete of $15,000 payable in three (3) equal amounts of $5,000 plus 5% interest and (5) the balance of $75,057 is being paid out as certain acquired assets are liquidated into cash.

          The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price to the businesses acquired is preliminary and will be finalized when the third party appraisals are completed.

                                At April 12, 2004

          Current Assets                                         $ 733,864
          Property, Plant and Equipment                            151,000
          Intangible Assets                                         15,000
          Goodwill                                                 240,007
                                                                ----------

          Total Assets Acquired                                  1,139,871
          Total Liabilities Assumed                                484,814
                                                                ----------

          Net Assets Acquired                                   $  655,057
                                                                ==========

          In accordance with FAS No. 142, Goodwill and Other Intangible Assets, the goodwill of $240,007 is not amortized but is reviewed annually by management for impairment. The Company estimates fair value using the expected present value of future cash flows. For income tax purposes, all goodwill is expected to be amortized over 15 years.

NOTE 4    EARNINGS PER SHARE

          Basic earnings per share amounts are computed based on net income divided by the weighted average number of shares actually issued and outstanding.

          Diluted earnings per share amounts for the six and three months ended June 30, 2004 and 2003 are based on the weighted average number of shares calculated for basic earnings per share purposes increased by (when dilutive) the number of shares that would be outstanding assuming the exercise of certain outstanding stock options or warrants. Outstanding options to purchase 385,000 of common shares in 2004 and 2003 were not included in the computation of diluted earnings per share because their per share exercise price was greater than the average per share market price of the Company's common shares.


          See accompanying Notes to Consolidated Financial Statements

          Stock-Based Compensation

          The Company adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." At June 30, 2004 and 2003, the Company had one stock-based employee compensation plan. The Company accounts for this plan under the intrinsic value recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.

          If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and earnings per common share would have been reduced to the pro forma amount as follows:

                                                                                  Six Months Ended
                                                                            June 30,           June 30,
                                                                              2004               2003
                                                                          ------------      --------------

                   Net income, as reported                               $     517,547      $      102,212

                   Deduct: Total stock-based employee
                    compensation expense determined under
                    fair value based method for all awards, net
                    of tax effects                                                   -                   -
                                                                         -------------      --------------

                   Pro-forma net income                                  $     517,547      $      102,212
                                                                         =============      ==============

                   Earnings per share:
                        Basic and diluted - as reported                  $         .08      $          .02
                                                                         =============      ==============
                        Basic and diluted - pro-forma                    $         .08      $          .02
                                                                         =============      ==============




                                                                                 Three Months Ended
                                                                            June 30,           June 30,
                                                                              2004               2003
                                                                          ------------       ------------

                   Net income, as reported                               $     445,470      $      130,004

                   Deduct: Total stock-based employee
                    compensation expense determined under
                    fair value based method for all awards, net
                    of tax effects                                                   -                   -
                                                                         -------------      --------------

                   Pro-forma net income                                  $     445,470      $      130,004
                                                                         =============      ==============

                   Earnings per share:
                        Basic and diluted - as reported                  $         .07      $          .02
                                                                         =============      ==============
                        Basic and diluted - pro-forma                    $         .07      $          .02
                                                                         =============      ==============



           See accompanying Notes to Consolidated Financial Statements

NOTE 5    DEMAND NOTES PAYABLE, BANK

          The Company through its subsidiaries maintains credit facilities totaling $4,150,000, which are collateralized by substantially all of the Company's assets. The credit facilities require the Company to maintain certain financial covenants, which the Company was in compliance with at June 30, 2004. These facilities expire on September 30, 2004.

NOTE 6    SEGMENT INFORMATION

          The Company operates in two business segments: Construction Materials and Mechanical Contracting. The operating segments are managed separately and maintain separate personnel due to the differing services and products offered by each segment.

          Operating segment information (unaudited) for the six months ended June 30, 2004 and 2003 is as follows:

               Six Months Ended           Construction         Mechanical
                 June 30, 2004              Materials          Contracting        Corporate            Total
          --------------------------    ----------------   -----------------   ---------------   ----------------


          Total revenues                $      8,281,082   $       4,844,020   $             -   $     13,125,102

          Gross profit                  $      2,237,725   $         360,126   $             -   $      2,597,851

          Operating segment
           income (loss) from
           operations                   $        966,316   $         (88,185)  $       (36,515)  $        841,616

          Total segment assets          $      5,893,869   $       4,550,562   $        12,097   $     10,456,528

          Depreciation and
           amortization expense         $         71,945   $          89,790   $             -   $        161,735

          Six Months Ended                Construction         Mechanical
             June 30, 2003                  Materials          Contracting        Corporate            Total
          --------------------------    ----------------   -----------------   ---------------   ----------------

          Total revenues                $      4,579,384   $       6,519,645   $             -   $     11,099,029

          Gross profit                  $        871,910   $         591,292   $             -   $      1,463,202

          Operating segment
           income (loss) from
           operations                   $         70,907   $         218,075   $       (59,504)  $        229,478

          Total segment assets          $      3,735,859   $       5,034,850   $        36,545   $      8,807,254

          Depreciation and
           amortization expense         $         51,496   $          88,162   $             -   $        139,658


           See accompanying Notes to Consolidated Financial Statements

          Operating segment  information  (unaudited) for the three months ended
          June 30, 2004 and 2003 is as follows:

              Three Months Ended          Construction         Mechanical
                 June 30, 2004              Materials          Contracting        Corporate            Total
          --------------------------    ----------------   -----------------   ---------------   ----------------

          Total revenues                $      4,853,416   $       3,059,005   $             -   $      7,912,421

          Gross profit                  $      1,417,273   $         409,938   $             -   $      1,827,211

          Operating segment
           income (loss) from
           operations                   $        611,415   $         127,296   $         2,777   $        741,488

          Total segment assets          $      5,893,869   $       4,550,562   $        12,097   $     10,456,528

          Depreciation and
           amortization expense         $         39,959   $          43,348   $             -   $         83,307


              Three Months Ended          Construction         Mechanical
                  June 30, 2003             Materials          Contracting        Corporate            Total
          --------------------------    ----------------   -----------------   ---------------   ----------------

          Total revenues                $      3,150,673   $       3,231,655   $             -   $      6,382,328

          Gross profit                  $        566,724   $         230,440   $             -   $        797,164

          Operating segment
           income (loss) from
           operations                   $        132,968   $         148,513   $       (46,214)  $        235,267

          Total segment assets          $      3,735,859   $       5,034,850   $        36,545   $      8,807,254

          Depreciation and
           amortization expense         $         27,983   $          44,622   $             -   $         72,605




NOTE 8    RELATED PARTY TRANSACTION

          During April 2004, the principal shareholder of the Company purchased, through an entity owned by such principal, the office, warehouse and shop facilities used by a subsidiary of the Company. The purchase was made in connection with the purchase of assets of the company operating the facility. The subsidiary has entered into a new lease agreement with an initial five year term of $45,000 per year plus three five year options that extend through April 2019. The Company believes that the rental set forth in the lease is at fair market value.



           See accompanying Notes to Consolidated Financial Statements

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

Critical Accounting Policies
The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The financial statements are prepared in conformity with accounting principals generally accepted in the United State of America, and, as such, include amounts based on informed estimates and judgments of management. For example, estimates are used in determining total contract costs and profitability and valuation allowances for uncollectible receivables and obsolete inventory. Actual results achieved in the future could differ from current estimates. The Company used what it believes are reasonable assumptions and where applicable, established valuation techniques in making its estimates. Management believes the Company's most critical accounting policies are discussed below.

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


           See accompanying Notes to Consolidated Financial Statements
                                       12

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

Results of Operations
Percentage of total revenues for key revenue and expenditures for the six months ended June 30, 2004 and 2003 are as follows:

                                                             Six Months              Six Months
                                                               Ended                   Ended
                                                              June 30,                June 30,
                                                                2004                    2003
                                                         -----------------       -----------------

   Construction Materials Sales                                     63.1%                   41.3%
   Mechanical Contracting Sales                                     36.9%                   58.7%
                                                         ----------------        ----------------
         Total                                                     100.0%                  100.0%
                                                         ----------------        ----------------

   Cost of Goods Sold                                               46.0%                   33.4%
   Cost of Construction Contract Revenue                            34.2%                   53.4%
                                                         ----------------        ----------------
         Total                                                      80.2%                   86.8%
                                                         ----------------        ----------------

   Gross Profit                                                     19.8%                   13.2%

   Operating Expenses                                               13.4%                   11.1%
                                                         ----------------        ----------------

   Operating Income                                                  6.4%                    2.1%
   Interest and Other Income (Expenses), Net                         0.3%                   (0.5%)
                                                         ----------------        -----------------
   Income Before Income Taxes                                        6.7%                    1.6%
   Income Tax                                                        2.7%                     .6%
                                                         ----------------        ----------------

   Net Income                                                        4.0%                    1.0%
                                                         ================        ================

           See accompanying Notes to Consolidated Financial Statements
                                       13

Percentage of total revenues for key revenue and expenditures for the three months ended June 30, 2004 and 2003 are as follows:

                                                           Three Months             Three Months
                                                               Ended                   Ended
                                                              June 30,                June 30,
                                                                2004                    2003
                                                         -----------------       -----------------

   Construction Materials Sales                                     61.3%                   49.4%
   Mechanical Contracting Sales                                     38.7%                   50.6%
                                                         ----------------        ----------------
         Total                                                     100.0%                  100.0%
                                                         ----------------        ----------------

   Cost of Goods Sold                                               43.4%                   40.5%
   Cost of Construction Contract Revenue                            33.5%                   47.0%
                                                         ----------------        ----------------
         Total                                                      76.9%                   87.5%
                                                         ----------------        ----------------

   Gross Profit                                                     23.1%                   12.5%

   Operating Expenses                                               13.7%                    8.8%
                                                         ----------------        ----------------

   Operating Income                                                  9.4%                    3.7%
   Interest and Other Income (Expenses), Net                         0.2%                   (0.4%)
                                                         ----------------        -----------------
   Income Before Income Taxes                                        9.6%                    3.3%
   Income Tax                                                        4.0%                    1.3%
                                                         ----------------        ----------------

   Net Income                                                        5.6%                    2.0%
                                                         ================        ================

Three Months Ended June 30, 2004

Total revenues for the three months ended June 30, 2004 were $7,912,421 compared with $6,382,328 for the same period a year ago, an increase of $1,530,093 or 24%. Revenues from the Construction Materials division were $4,853,416 for the three months ended June 30, 2004 compared with $3,150,673 for the three months ended June 30, 2003, an increase of 54%. This increase was attributable to strong demand for the division's products accompanied by higher unit selling prices and revenues from a business acquired in April 2004. Steel demand and profit margins have recently started to soften, and therefore, earnings during the last six months of the year are not expected to be as strong as they were during the first half of 2004. This increase was partially offset by a revenue decrease in the Mechanical Contracting division, which was $3,059,005 for the three months ended June 30, 2004 compared with $3,231,655 for the three months ended June 30, 2003. This decrease in the Mechanical Contracting division is attributed to customers delaying projects. These delays are expected to be compensated for by higher billings later this year.

The total cost of revenues for the three months ended June 30, 2004 increased by $500,046, which is primarily due to the increase in costs totaling $852,194 for the Construction Material division, which, as noted above, experienced a significant increase in revenue offset by decreased costs in the Mechanical Contracting division of $352,148 for the same period.

The gross profit margin for the three months ended June 30, 2004 was 23.1% compared with 12.5% for the same period a year ago, an increase of 10.6 percentage points. The gross profit margin for the Construction Materials division increased by 11.3 percentage points and the balance was due to a lower gross margin realized by the Mechanical Contracting division.


           See accompanying Notes to Consolidated Financial Statements
                                       14

Selling, general and administrative expenses for the three months ended June 30, 2004 increased by $523,826, compared to the three months ended June 30, 2003. This increase is primarily due to the business acquired in April 2004.

Net income for the three months ended June 30, 2004 was $445,470 compared with a net income of $130,004 for the same period a year ago. The increase was attributable to improved performance for the Construction Materials division (higher sales and higher profit margins due to higher unit selling prices and profits from a business acquired in April 2004).

Six Months Ended June 30, 2004

Total revenues for the six months ended June 30, 2004 were $13,125,102 compared with $11,099,029 for the same period a year ago, an increase of $2,026,073 or 18%. Revenues from the Construction Materials division were $8,281,082 for the six months ended June 30, 2004 compared with $4,579,384 for the six months ended June 30, 2003, an increase of 81%. This increase was attributable to strong demand for the division's products accompanied by higher unit selling prices and revenues from a business acquired in April 2004. Steel demand and profit margins have recently started to soften, and therefore, earnings during the last six months of the year are not expected to be as strong as they were during the first half of 2004. This increase was partially offset by a revenue decrease in the Mechanical Contracting division, which was $4,844,020 for the six months ended June 30, 2004 compared with $6,519,645 for the six months ended June 30, 2003. This decrease in the Mechanical Contracting division is attributed to customers delaying projects. These delays are expected to be compensated for by higher billings later this year.

The total cost of revenues for the six months ended June 30, 2004 increased by $891,424, which is primarily due to the increase in costs totaling $2,335,883 for the Construction Material division, which, as noted above, experienced a significant increase in revenue offset by decreased costs in the Mechanical Contracting division of $1,444,459 for the same period.

The gross profit margin for the six months ended June 30, 2004 was 19.8% compared with 13.2% for the same period a year ago, an increase of 6.6 percentage points. The gross profit margin for the Construction Materials division increased by 8 percentage points and the balance was due to a lower gross margin realized by the Mechanical Contracting division.

Selling, general and administrative expenses for the six months ended June 30, 2004 increased by $522,511, compared to the six months ended June 30, 2003. This increase is primarily due to the business acquired in April 2004.

Net income for the six months ended June 30, 2004 was $517,547 compared with $102,212 for the same period a year ago. The increase was attributable to improved performance for the Construction Materials division (higher sales and higher profit margins due to higher unit selling prices) and profits from a business acquired in April 2004.

Financial Condition

Total assets increased to $10,456,528 at June 30, 2004 compared to $7,444,982 at December 31, 2003, an increase of $3,011,546. This increase was due to higher receivables ($1,253,779), higher inventory ($818,782), net purchases of property and equipment ($207,370), goodwill resulting from an acquisition ($240,007), a purchase of in prepaid materials for a construction project ($533,275) and other items, net ($41,667).


           See accompanying Notes to Consolidated Financial Statements

Liquidity and Capital Resources

For the six months ended June 30, 2004, there was a net decrease of cash of $207,639. Cash flows used in operating activities of $699,070 and investing activities of $862,154 were substantially offset by cash flows from financing activities.

As of June 30, 2004, cash on hand was $229,117 and working capital was $2,737,645. The Company believes that its financial resources are adequate to fund the current level of operations. The Company does not expect to purchase or sell any significant property and equipment during the next twelve months except that which would be associated with possible business acquisitions.

The Company through its subsidiaries maintains line of credit facilities totaling $4,150,000, which are collateralized by substantially all of the Company's assets. The credit facilities require the Company to maintain certain financial covenants, which the Company was in compliance with at June 30, 2004. At June 30, 2004, the borrowings under the line of credit were $1,982,876 and the availability of additional borrowings was $1,440,000.


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



           See accompanying Notes to Consolidated Financial Statements
                                       16

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          At June 30, 2004, there were no legal proceedings against the Company.

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

Item 6.   Exhibits

          (a) Exhibits


             31 Statement of Chief Executive and Chief Financial Officer (filed herewith).

             32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b) Reports on Form 8-K - None.


           See accompanying Notes to Consolidated Financial Statements
                                       17

                                   SIGNATURES

In accordance with the requirement of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized


                             MORO CORPORATION

                   By:       /s/ David W. Menard
                             ---------------------------------------------------

                             David W. Menard
                             Chief Executive Officer and Chief Financial Officer