Form 10QSB
period 2004-09-30
MORO CORP
filed 2004-11-12
CIK 940800

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


                    For the Quarter Ended September 30, 2004
                          Commission File No. 000-26828


             ------------------------------------------------------


                                MORO CORPORATION
             (Exact name of registrant as specified in its charter)



             ------------------------------------------------------

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



          Checkwhether  the issuer (1) filed all reports required to be filed by
     Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
        ---   ---

     As of November 12, 2004, 6,250,000 shares of common stock were outstanding.


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

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

          Consolidated Balance Sheets as of September 30, 2004
           and December 31, 2003                                                                    1-2

          Consolidated Statements of Income for the Nine Months
           Ended September 30, 2004 and 2003                                                          3

          Consolidated Statements of Income for the Three Months
           Ended September 30, 2004 and 2003                                                          4

          Consolidated Statements of Cash Flows for the Nine Months
           Ended September 30, 2004 and 2003                                                        5-6

          Notes to Consolidated Financial Statements                                               7-12


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                                                    13-17

ITEM 3.   CONTROLS AND PROCEDURES                                                                    17

                          PART II - OTHER INFORMATION
                          ---------------------------


ITEM 1. LEGAL PROCEEDINGS                                                                            18

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                                                    18

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                                              18

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                          18

ITEM 5. OTHER INFORMATION                                                                            18

ITEM 6.   EXHIBITS                                                                                   18

          SIGNATURES                                                                                 19

          CERTIFICATIONS                                                                          20-21




                                MORO CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2004 AND DECEMBER 31, 2003



                                                                  September 30,
                                                                      2004                   December 31,
                                                                   (Unaudited)                  2003
                                                                   -----------               -----------
                              ASSETS

CURRENT ASSETS
 Cash and Cash Equivalents .................................      $    552,780               $   436,756
 Trade Accounts Receivable, Net ............................         3,623,846                 2,413,597
 Accounts Receivable on Contracts
  (Including Retentions) ...................................         2,372,475                 1,718,852
 Inventory .................................................         1,679,446                   708,046
 Costs and Estimated Earnings in Excess
  of Billings on Uncompleted Contracts .....................           315,566                   362,745
 Investment in Joint Venture ...............................           246,035                   145,796
 Prepaid Income Taxes ......................................                 -                    40,013
 Prepaid Materials .........................................            34,100                         -
 Other Current Assets ......................................            92,351                    31,823
                                                                  ------------               -----------
              Total Current Assets .........................         8,916,599                 5,857,628

PROPERTY AND EQUIPMENT, NET ................................         1,311,022                 1,167,787

OTHER INTANGIBLE ASSETS, NET ...............................            28,500                    26,508

OTHER ASSETS ...............................................             6,876                     7,718

GOODWILL ...................................................           625,348                   385,341
                                                                  ------------               -----------

              Total Assets .................................      $ 10,888,345               $ 7,444,982
                                                                  ============               ===========



        See Accompanying Notes to the Consolidated Financial Statements



                                      (1)

                                MORO CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2004 AND DECEMBER 31, 2003


                                                                    September 30,
                                                                        2004                 December 31,
                                                                     (Unaudited)                 2003
                                                                    ------------             -----------

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Line of Credit ................................................     $ 2,107,526             $   862,399
 Current Portion of Long-Term Debt .............................         414,381                 437,941
 Trade Accounts Payable ........................................       2,241,791               1,405,901
 Due to Former Owners ..........................................          83,731                 431,322
 Accrued Expenses ..............................................         501,265                 222,864
 Income Taxes Payable ..........................................         410,086                       -
 Billings in Excess of Costs and Estimated
   Earnings on Uncompleted Contracts ...........................         226,180                  40,410
                                                                     -----------             -----------
              Total Current Liabilities ........................       5,984,960               3,400,837

LONG-TERM LIABILITIES
 Long-Term Debt ................................................         995,572                 948,388
 Convertible Debentures ........................................         650,000                 650,000
 Deferred Tax Liability ........................................         171,500                 159,000
                                                                     -----------             -----------
               Total Long-Term Liabilities .....................       1,817,072               1,757,388

STOCKHOLDERS' EQUITY
 Preferred Stock, $.001 Par Value, Authorized
  5,000,000 Shares; None Issued or Outstanding
  at September 30, 2004 and December 31, 2003 ..................               -                       -
 Common Stock, $.001 Par Value, Authorized
  25,000,000 Shares; Issued and Outstanding
  6,250,000 Shares at September 30, 2004 and
  December 31, 2003 ............................................           6,250                   6,250
 Additional Paid-In Capital ....................................         793,325                 793,325
 Retained Earnings .............................................       2,286,738               1,487,182
                                                                     -----------             -----------
              Total Stockholders' Equity .......................       3,086,313               2,286,757
                                                                     -----------             -----------

              Total Liabilities and Stockholders' Equity .......     $10,888,345             $ 7,444,982
                                                                     ===========             ===========






        See Accompanying Notes to the Consolidated Financial Statements




                                      (2)

                                MORO CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)



                                                                                 For the Nine Months Ended September, 30
                                                                                    2004                        2003
                                                                                ------------                ------------

REVENUES
   Construction Materials Sales, Net ................................           $ 12,970,564                $  8,029,689
   Mechanical Contracts Revenue Earned ..............................              8,530,885                  10,030,581
                                                                                ------------                ------------
              Total Revenues ........................................             21,501,449                  18,060,270

COST OF REVENUES
   Cost of Goods Sold ...............................................              9,455,143                   6,506,080
   Cost of Construction Contract Revenue ............................              7,946,359                   9,133,352
                                                                                ------------                ------------
              Total Cost of Revenues ................................             17,401,502                  15,639,432

GROSS PROFIT ........................................................              4,099,947                   2,420,838

OPERATING EXPENSES
Selling, General and Administrative Expenses ........................              2,757,660                   1,803,075
                                                                                ------------                ------------

OPERATING INCOME ....................................................              1,342,287                     617,763

OTHER INCOME (EXPENSE)
   Other ............................................................                 33,122                      18,406
   Interest Income ..................................................                  1,831                       3,255
   Interest Expense .................................................               (145,498)                   (133,633)
   Equity in Earnings of Joint Venture ..............................                100,239                           -
                                                                                ------------                ------------

INCOME BEFORE INCOME TAXES ..........................................              1,331,981                     505,791

PROVISION FOR INCOME TAXES ..........................................                532,425                     208,303
                                                                                ------------                ------------

NET INCOME ..........................................................           $    799,556                $    297,488
                                                                                ============                ============

EARNINGS PER SHARE - BASIC AND DILUTED ..............................           $       0.13                $       0.05
                                                                                ============                ============

WEIGHED AVERAGE SHARES OUTSTANDING -
 BASIC AND DILUTED ..................................................              6,250,000                   6,250,000
                                                                                ============                ============






        See Accompanying Notes to the Consolidated Financial Statements



                                      (3)

                                MORO CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                  (Unaudited)


                                                                                For the Three Months Ended September, 30
                                                                                    2004                        2003
                                                                                ------------                ------------

REVENUES
   Construction Materials Sales, Net ................................           $ 4,689,482                $ 3,450,305
   Mechanical Contracts Revenue Earned ..............................             3,686,865                  3,510,936
                                                                                -----------                -----------
              Total Revenues ........................................             8,376,347                  6,961,241

COST OF REVENUES
   Cost of Goods Sold ...............................................             3,411,786                  2,798,606
   Cost of Construction Contract Revenue ............................             3,462,465                  3,204,999
                                                                                -----------                -----------
              Total Cost of Revenues ................................             6,874,251                  6,003,605

GROSS PROFIT ........................................................             1,502,096                    957,636

OPERATING EXPENSES
Selling, General and Administrative Expenses ........................             1,001,425                    569,351
                                                                                -----------                -----------

OPERATING INCOME ....................................................               500,671                    388,285

OTHER INCOME (EXPENSE)
   Other ............................................................                11,359                      6,340
   Interest Income ..................................................                 1,151                      1,005
   Interest Expense .................................................               (57,847)                   (62,051)
   Equity in Earnings of Joint Venture ..............................                     -                          -
                                                                                -----------                -----------

INCOME BEFORE INCOME TAXES ..........................................               455,334                    333,579

PROVISION FOR INCOME TAXES ..........................................               173,325                    138,303
                                                                                -----------                -----------

NET INCOME ..........................................................           $   282,009                $   195,276
                                                                                ===========                ===========

EARNINGS PER SHARE - BASIC AND DILUTED ..............................           $      0.05                $      0.03
                                                                                ===========                ===========

WEIGHED AVERAGE SHARES OUTSTANDING -
 BASIC AND DILUTED ..................................................             6,250,000                  6,250,000
                                                                                ===========                ===========




        See Accompanying Notes to the Consolidated Financial Statements

                                      (4)

                                MORO CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)


                                                                               For the Nine Months Ended September 30,
                                                                                    2004                    2003
                                                                                -----------             -----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income ...........................................................       $   799,556             $   297,488
   Adjustments to Reconcile Net Income to
    Net Cash (Used in)  Provided by Operating Activities:
     Amortization .......................................................            13,008                  27,014
     Depreciation .......................................................           233,847                 178,813
     Equity in Earnings of Joint Venture ................................          (100,239)                      -
     Deferred Income Taxes ..............................................            12,500                  41,000
   Changes in Assets and Liabilities, Net of Acquisitions:
     Trade Accounts Receivable ..........................................          (752,192)               (571,338)
     Contract Accounts Receivable .......................................          (653,623)                463,211
     Inventory ..........................................................          (695,593)               (124,447)
     Costs in Excess of Billings ........................................            47,179                 426,179
     Prepaid Income Taxes ...............................................            40,013                       -
     Prepaid Materials ..................................................           (34,100)                      -
     Other Current Assets ...............................................           (60,528)                (37,160)
     Other Assets .......................................................               842                  (1,375)
     Trade Accounts Payable .............................................           366,152                 746,252
     Due to Former Owners ...............................................          (347,591)               (401,391)
     Accrued Expenses ...................................................           263,325                (136,869)
     Income Taxes Payable ...............................................           410,086                 (63,288)
     Billings in Excess of Costs ........................................           185,770                (527,265)
                                                                                -----------             -----------
         Net Cash (Used in) Provided by Operating Activities ............          (271,588)                316,824

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of Property and Equipment ...................................          (226,082)               (215,272)
   Acquisition of Business, Net of Cash Acquired ........................          (655,057)                 (4,478)
                                                                                -----------             -----------
         Net Cash Used in Investing Activities ..........................          (881,139)               (219,750)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds of Line of Credit ...........................................         4,385,127                 946,200
   Repayments of Line of Credit .........................................        (3,140,000)             (1,275,326)
   Proceeds of Notes Payable ............................................           446,311                 420,000
   Principal Payments of Notes Payable ..................................          (422,687)               (398,835)
                                                                                -----------             -----------
         Net Cash Provided by (Used in) Financing Activities ............         1,268,751                (307,961)
                                                                                -----------             -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ....................           116,024                (210,887)

CASH AND CASH EQUIVALENTS- BEGINNING ....................................           436,756                 976,239
                                                                                -----------             -----------

CASH AND CASH EQUIVALENTS - ENDING ......................................       $   552,780             $   765,352
                                                                                ===========             ===========

        See Accompanying Notes to the Consolidated Financial Statements

                                      (5)

                                MORO CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)





SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION
   Cash Paid for Interest ...............................................           $127,273              $ 61,050
                                                                                    ========              ========
   Cash Paid for Taxes ..................................................           $ 60,720              $200,000
                                                                                    ========              ========


SUPPLEMENTAL SCHEDULE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES

   Acquisition of Whaling City Iron Assets and Liabilities:

    Cash purchase price .................................................            245,000
    Long-term debt incurred .............................................            335,000
    Other liabilities incurred ..........................................             75,057
                                                                                    --------

        Total purchase price ............................................           $655,057
                                                                                    ========

    Working capital acquired ............................................            249,050
    Fair value of property and
     equipment acquired .................................................            151,000
    Covenant not to compete acquired ....................................             15,000
    Goodwill acquired ...................................................            240,007
                                                                                    --------

        Total purchase price ............................................           $655,057
                                                                                    ========

        See Accompanying Notes to the Consolidated Financial Statements



                                      (6)

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

          The financial statements as of September 30, 2004 and for the nine months ended September 30, 2004 and 2003 are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

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

          Interim Financial  Reporting
          ----------------------------
          For interim financial reporting purposes, costs and expenses are accounted for in accordance with Accounting Principles Board Opinion No. 28 ("APB 28").

           Major Customer
          --------------
          A mechanical contract with one customer amounted to approximately $3,363,0000 and $1,149,000 and comprised 39% and 31% of the mechanical contracts revenue earned for



                                      (7)

                                MORO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


          the  nine  months  and  three   months  ended   September   30,  2004,
          respectively. This contract is expected to be completed in the fourth quarter of 2004.


NOTE 3    ACQUISITION

          Effective April 12, 2004, the Company purchased substantially all of the operating assets and assumed certain liabilities of Whaling City Iron Co. ("Whaling"). Whaling is a distributor of reinforcing, structural and miscellaneous steel sold to contractors, end users and metalworking firms located in the greater Boston, MA and Providence, RI areas.

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

          The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price to the business acquired is preliminary and will be finalized when the third party appraisals are complete.

                                      At April 12, 2004

          Current Assets                               $ 733,864
          Property, Plant and Equipment                  151,000
          Intangible Assets                               15,000
          Goodwill                                       240,007
                                                      ----------

          Total Assets Acquired                        1,139,871
          Total Liabilities Assumed                      484,814
                                                      ----------

          Net Assets Acquired                          $ 655,057
                                                       =========

          In accordance with FAS No. 142, Goodwill and Other Intangible Assets, the goodwill of $240,007 is not amortized but is reviewed annually by management for impairment. The Company estimates fair value using the expected present value of future cash flows. For income tax purposes, all goodwill is expected to be amortized over 15 years.






                                      (8)

                                MORO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 4    EARNINGS PER SHARE

          Basic earnings per share amounts are computed based on net income divided by the weighted average number of shares actually issued and outstanding.

          Diluted earnings per share amounts for the nine and three months ended September 30, 2004 and 2003 are based on the weighted average number of shares calculated for basic earnings per share purposes increased by (when dilutive) the number of shares that would be outstanding assuming the exercise of certain outstanding stock options or warrants. Outstanding options to purchase 385,000 of common shares in 2004 and 2003 were not included in the computation of diluted earnings per share because their per share exercise price was greater than the average per share market price of the Company's common shares.

          Stock-Based Compensation The Company adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." At September 30, 2004 and 2003, the Company had one stock-based employee compensation plan. The Company accounts for this plan under the intrinsic value recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.

          If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and earnings per common share would have been reduced to the pro forma amount as follows:

                                                                     Nine Months Ended
                                                                       September 30,
                                                                    2004           2003
                                                                 ---------      ----------

             Net income, as reported                             $ 799,556      $  297,488

             Deduct: Total stock-based employee
              compensation expense determined under
              fair value based method for all awards, net
              of tax effects                                             -               -
                                                                 ---------      ----------

             Pro-forma net income                                $ 799,556      $  297,488
                                                                 =========      ==========

             Earnings per share:
                  Basic and diluted - as reported                $     .13      $      .05
                                                                 =========      ==========
                  Basic and diluted - pro-forma                  $     .13      $      .05
                                                                 =========      ==========




                                  (9)

                       MORO CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)


NOTE 4    EARNINGS PER SHARE (CONTINUED)



                                                                    Three Months Ended
                                                                       September 30,
                                                                    2004           2003
                                                                 ---------      ----------

              Net income, as reported                       $     282,009      $    195,276

               Deduct: Total stock-based employee
                compensation expense determined under
                fair value based method for all awards, net
                of tax effects                                           -                 -
                                                             -------------      ------------

               Pro-forma net income                          $     282,009      $    195,276
                                                             =============      ============

               Earnings per share:
                    Basic and diluted - as reported          $         .05      $        .03
                                                             =============      ============
                    Basic and diluted - pro-forma            $         .05      $        .03
                                                             =============      ============




NOTE 5    DEMAND NOTES PAYABLE, BANK

          The Company through its subsidiaries maintains credit facilities totaling $4,150,000, which are collateralized by substantially all of the Company's assets. The credit facilities require the Company to maintain certain financial covenants, which the Company was in compliance with at September 30, 2004. These facilities expire on November 30, 2004.

NOTE 6    SEGMENT INFORMATION

          The Company operates in two business segments: Construction Materials and Mechanical Contracting. The operating segments are managed separately and maintain separate personnel due to the differing services and products offered by each segment.




                                      (10)

                                MORO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 6    SEGMENT INFORMATION (CONTINUED)

          Operating segment information (unaudited) for the nine months ended September 30, 2004 and 2003 is as follows:


               Nine Months Ended          Construction         Mechanical
                Sept. 30, 2004              Materials          Contracting        Corporate            Total
          --------------------------    ----------------   -----------------   ---------------   ----------------

          Total revenues                $     12,970,564   $       8,530,885   $             -   $     21,501,449

          Gross profit                  $      3,515,421   $         584,526   $             -   $      4,099,947

          Operating segment
           income (loss) from
           operations                   $      1,357,461   $          (1,350)  $       (13,824)  $      1,342,287

          Total segment assets          $      6,489,354   $       4,388,382   $        10,609   $     10,888,345

          Depreciation and
           amortization expense         $        113,892   $         132,963   $             -   $        246,855



          Nine Months Ended               Construction         Mechanical
             Sept. 30, 2003                 Materials          Contracting        Corporate            Total
          --------------------------    ----------------   -----------------   ---------------   ----------------

          Total revenues                $      8,029,689   $      10,030,581   $             -   $     18,060,270

          Gross profit                  $      1,523,609   $         897,229   $             -   $      2,420,838

          Operating segment
           income (loss) from
           operations                   $        306,678   $         390,509   $       (79,424)  $        617,763

          Total segment assets          $      3,687,299   $       4,312,858   $       102,465   $      8,102,622

          Depreciation and
           amortization expense         $         82,856   $         122,971   $             -   $        205,827




                                  (11)

                            MORO CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


NOTE 6    SEGMENT INFORMATION (CONTINUED)

          Operating segment information (unaudited) for the three months ended September 30, 2004 and 2003 is as follows:

               Three Months Ended          Construction         Mechanical
                 Sept. 30, 2004              Materials          Contracting        Corporate            Total
           --------------------------    ----------------   -----------------   ---------------   ----------------

           Total revenues                $      4,689,482   $       3,686,865   $             -   $      8,376,347

           Gross profit                  $      1,277,696   $         224,400   $             -   $      1,502,096

           Operating segment
            income (loss) from
            operations                   $        391,145   $          86,835   $        22,691   $        500,671

           Total segment assets          $      6,489,354   $       4,388,382   $        10,609   $     10,888,345

           Depreciation and
            amortization expense         $         41,947   $          43,173   $             -   $         85,120

               Three Months Ended          Construction         Mechanical
                  Sept. 30, 2003             Materials          Contracting        Corporate            Total
           --------------------------    ----------------   -----------------   ---------------   ----------------

           Total revenues                $      3,450,305   $       3,510,936   $             -   $      6,961,241

           Gross profit                  $        651,699   $         305,937   $             -   $        957,636

           Operating segment
            income (loss) from
            operations                   $        235,771   $         172,433   $       (19,919)  $        388,285

           Total segment assets          $      3,687,299   $       4,312,858   $       102,465   $      8,102,622

           Depreciation and
            amortization expense         $         31,360   $          34,809   $             -   $         66,169

NOTE 7    RELATED PARTY TRANSACTION

          During April 2004, the principal shareholder of the Company purchased, through an entity owned by such principal, the office, warehouse and shop facilities used by a subsidiary of the Company. The purchase was made at the time of the purchase by the Company's subsidiary of assets of the company operating the facility. The subsidiary has entered into a new lease agreement with an initial five year term of $45,000 per year plus three five year options that extend through April 2019. The Company believes that the rental set forth in the lease is at fair market value.




                                   (12)

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




                                      (13)

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

Results of Operations
Percentage of total revenues for key revenue and expenditures for the nine months ended September 30, 2004 and 2003 are as follows:

                                                Nine Months         Nine Months
                                                    Ended             Ended
                                                 Sept. 30,           Sept. 30,
                                                    2004                2003
                                               ------------        ------------

   Construction Materials Sales                       60.3%               44.5%
   Mechanical Contracting Sales                       39.7%               55.5%
                                               ------------        ------------
         Total                                       100.0%              100.0%
                                               ------------        ------------

   Cost of Goods Sold                                 44.0%               36.0%
   Cost of Construction Contract Revenue              36.9%               50.6%
                                               ------------        ------------
         Total                                        80.9%               86.6%
                                               ------------        ------------

   Gross Profit                                       19.1%               13.4%

   Operating Expenses                                 12.8%               10.0%
                                               ------------        ------------

   Operating Income                                    6.3%                3.4%
   Other Income (Expenses)                            (0.1%)              (0.6%)
                                               -------------       -------------
   Income Before Income Taxes                          6.2%                2.8%
   Provision for Income Taxes                          2.5%                1.2%
                                               ------------        ------------

   Net Income                                          3.7%                1.6%
                                               ============        ============



                                      (14)

Percentage of total revenues for key revenue and expenditures for the three months ended September 30, 2004 and 2003 are as follows:

                                               Three Months         Three Months
                                                   Ended               Ended
                                                 Sept. 30,            Sept. 30,
                                                    2004                2003
                                                -----------        ------------

   Construction Materials Sales                       56.0%               49.6%
   Mechanical Contracting Sales                       44.0%               50.4%
                                                -----------        ------------
         Total                                       100.0%              100.0%
                                                -----------        ------------

   Cost of Goods Sold                                 40.7%               40.2%
   Cost of Construction Contract Revenue              41.4%               46.0%
                                                -----------        ------------
         Total                                        82.1%               86.2%
                                                -----------        ------------

   Gross Profit                                       17.9%               13.8%

   Operating Expenses                                 11.9%                8.2%
                                                -----------        ------------

   Operating Income                                    6.0%                5.6%
   Other Income (Expenses)                            (0.6%)              (0.8%)
                                                ------------       -------------
   Income Before Income Taxes                          5.4%                4.8%
   Provision for Income Tax                            2.1%                2.0%
                                                -----------        ------------

   Net Income                                          3.3%                2.8%
                                                ===========        ============

Three Months Ended September 30, 2004

Total revenues for the three months ended September 30, 2004 were $8,376,347 compared with $6,961,241 for the same period a year ago, an increase of $1,415,106 or 20%. Revenues from the Construction Materials division were $4,689,482 for the three months ended September 30, 2004 compared with $3,450,305 for the three months ended September 30, 2003, an increase of 36%. This increase was attributable to strong demand for the division's products accompanied by higher unit selling prices and revenues from a business acquired in April 2004. Steel demand and profit margins have recently started to soften, and therefore, earnings during the last three months of the year are not expected to be as strong as they were during the first nine months of 2004. Revenues in the Mechanical Contracting division were $3,686,865 for the three months ended September 30, 2004 compared with $3,510,936 for the three months ended September 30, 2003.

The total cost of revenues for the three months ended September 30, 2004 increased by $870,646, which is primarily due to the increase in costs totaling $613,180 for the Construction Material division, which, as noted above, experienced a significant increase in revenue.

The gross profit margin for the three months ended September 30, 2004 was 17.9% compared with 13.8% for the same period a year ago, an increase of 4.1 percentage points. The gross profit margin for the Construction Materials division increased by 8.3 percentage points and the balance was due to a lower gross margin realized by the Mechanical Contracting division.

Selling, general and administrative expenses for the three months ended September 30, 2004 increased by $432,074, compared to the three months ended September 30, 2003. This increase is primarily due to the business acquired in April 2004.


                                      (15)

Net income for the three months ended September 30, 2004 was $282,009 compared with a net income of $195,276 for the same period a year ago. The increase was attributable to improved performance for the Construction Materials division (higher sales and higher profit margins due to higher unit selling prices and profits from a business acquired in April 2004).

Nine Months Ended September 30, 2004

Total revenues for the nine months ended September 30, 2004 were $21,501,449 compared with $18,060,270 for the same period a year ago, an increase of $3,441,179 or 19%. Revenues from the Construction Materials division were
$12,970,564 for the nine months ended September 30, 2004 compared with $8,029,689 for the nine months ended September 30, 2003, an increase of 62%. This increase was attributable to strong demand for the division's products accompanied by higher unit selling prices and revenues from a business acquired in April 2004. Steel demand and profit margins have recently started to soften, and therefore, earnings during the last three months of the year are not expected to be as strong as they were during the first nine months of 2004. This increase was partially offset by a revenue decrease in the Mechanical Contracting division, which was $8,530,885 for the nine months ended September 30, 2004 compared with $10,030,581 for the nine months ended September 30, 2003. This decrease in the Mechanical Contracting division is attributed to customers delaying projects. These delays are expected to be compensated for by higher billings later this year.

The total cost of revenues for the nine months ended September 30, 2004 increased by $1,762,070, which is primarily due to the increase in costs totaling $2,949,063 for the Construction Material division, which, as noted above, experienced a significant increase in revenue offset by decreased costs in the Mechanical Contracting division of $1,186,993 for the same period.

The gross profit margin for the nine months ended September 30, 2004 was 19.1% compared with 13.4% for the same period a year ago, an increase of 5.7 percentage points. The gross profit margin for the Construction Materials division increased by 8.1 percentage points and the balance was due to a lower gross margin realized by the Mechanical Contracting division.

Selling, general and administrative expenses for the nine months ended September 30, 2004 increased by $954,585, compared to the nine months ended September 30, 2003. This increase is primarily due to the business acquired in April 2004.

Net income for the nine months ended September 30, 2004 was $799,556 compared with $297,488 for the same period a year ago. The increase was attributable to improved performance for the Construction Materials division (higher sales and higher profit margins due to higher unit selling prices) and profits from a business acquired in April 2004.

Financial  Condition
Total assets increased to $10,888,345 at September 30, 2004 compared to $7,444,982 at December 31, 2003, an increase of $3,443,363. This increase was due to higher receivables ($1,863,872), higher inventory ($971,400), net purchases of property and equipment ($143,235), goodwill resulting from an acquisition ($240,007), a purchase of prepaid materials for a construction project ($34,100), increase in cash ($116,024), equity in earnings of Joint Venture ($100,239) and other items decreased, net ($25,514).




                                      (16)

Liquidity and Capital  Resources
For the nine months ended September 30, 2004, there was a net increase of cash and cash equivalents of $116,024. Cash flows used in operating activities of $271,588 and investing activities of $881,139 were substantially offset by cash flows provided by financing activities of $1,268,751.

As of September 30, 2004, cash on hand was $552,780 and working capital was $2,931,639. The Company believes that its financial resources are adequate to fund the current level of operations. The Company does not expect to purchase or sell any significant property and equipment during the next twelve months except that which would be associated with possible business acquisitions.

The Company through its subsidiaries maintains line of credit facilities totaling $4,150,000, which are collateralized by substantially all of the Company's assets. The credit facilities require the Company to maintain certain financial covenants, which the Company was in compliance with at September 30, 2004. At September 30, 2004, the borrowings under the line of credit were $2,107,526 and the availability of additional borrowings was $1,461,718. These facilities expire November 30, 2004. The Company is in the process of renewing or replacing these facilities.


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






                                      (17)

PART II - OTHER INFORMATION

Item 1.Legal Proceedings

       At September 30, 2004, there were no legal proceedings against the Company.

Item 2.Changes in Securities and Use of Proceeds

       None

Item 3.Default Upon Senior Securities

       None

Item 4.Submission of Matters to a Vote of Security Holders

       None

Item 5.Other Information

       None

Item 6.Exhibits

           31   Statement  of  Chief   Executive  and  Chief  Financial
                Officer (filed herewith).

           32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.





                                      (18)

                                   SIGNATURES

In accordance with the requirement of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized


                                                MORO CORPORATION

                                      By:       /s/ David W. Menard
                                         ---------------------------------------

                                         David W. Menard
                                         Chief Executive Officer
                                         and Chief Financial Officer




                                      (19)